Form 10-Q
period 2008-05-31
Green Star Mining Corp.
filed 2008-07-14
CIK 1430872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

                       Commission File Number 333-150385


                             GREEN STAR MINING CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             1624 S. Lincoln Street
                                Spokane, WA 99203
          (Address of principal executive offices, including zip code.)

                                 (509) 590-8995
                     (Telephone number, including area code)

                                    Copy to:
                              Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                     Phone (858)488-4433 Fax (858) 488-2555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares as of July 11, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended May 31, 2008, prepared by the company, immediately follow.

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                    May 31,         February 29,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,721           $ 15,000
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            1,721             15,000
                                                                   --------           --------

TOTAL ASSETS                                                       $  1,721           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $  9,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                          --              9,000
                                                                   --------           --------

TOTAL LIABILITIES                                                        --              9,000
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 1,500,000 shares issued and outstanding
   as of May 31, 2008 February 29, 2008                                 150                150
  Additional paid-in capital                                         14,850             14,850
  Deficit accumulated during exploration stage                      (13,279)            (9,000)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,721              6,000
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,721           $ 15,000
                                                                   ========           ========


                       See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                               January 22, 2008
                                            Three Months          (inception)
                                               Ended                through
                                               May 31,              May 31,
                                                2008                 2008
                                             ----------           ----------
REVENUES
  Revenues                                   $       --           $       --
                                             ----------           ----------
TOTAL REVENUES                                       --                   --

GENERAL & ADMINISTRATIVE EXPENSES                 4,279               13,279
                                             ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          (4,279)             (13,279)
                                             ----------           ----------

NET INCOME (LOSS)                            $   (4,279)          $  (13,279)
                                             ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $    (0.00)          $    (0.01)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,500,000            1,500,000
                                             ==========           ==========


                       See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From January 22, 2008 (Inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                            Common     Additional      During
                                              Common        Stock       Paid-in      Exploration
                                              Stock         Amount      Capital         Stage         Total
                                              -----         ------      -------         -----         -----
BALANCE, JANUARY 22, 2008                           --     $    --      $     --      $     --      $     --

Stock issued for cash on January 25, 2008
 @ $0.01 per share                           1,500,000         150        14,850                      15,000

Net loss, February 29, 2008                                                             (9,000)       (9,000)
                                            ----------     -------      --------      --------      --------

BALANCE, FEBRUARY 29, 2008                   1,500,000     $   150      $ 14,850      $ (9,000)     $  6,000
                                            ==========     =======      ========      ========      ========

Net loss, May 31, 2008                                                                  (4,279)       (4,279)
                                            ----------     -------      --------      --------      --------

BALANCE, MAY 31, 2008                        1,500,000     $   150      $ 14,850      $(13,279)     $  1,721
                                            ==========     =======      ========      ========      ========


                       See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      January 22, 2008
                                                                     Three Months        (inception)
                                                                        Ended              through
                                                                        May 31,            May 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (4,279)          $(13,279)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Accounts Payable                                                    (9,000)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,279)           (13,279)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                150
  Additional paid-in capital                                                 --             14,850
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             15,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (13,279)             1,721

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $  1,721           $  1,721
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Green Star Mining Corp. (the Company) was incorporated under the laws of the State of Delaware on January 22, 2008. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 22, 2008 (date of inception).

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2008 (date of inception) to May 31, 2008 and generated a net loss of $ 13,279. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $ 1,721 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes an S-1 registration statement with the U.S. Securities and Exchange Commission of 1,000,000 shares for sale at $.025 per share to raise capital of $25,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 6. RELATED PARTY TRANSACTIONS

Nan E. Weaver, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, and she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Nan E. Weaver, sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 7. INCOME TAXES

                                                            As of May 31, 2007
                                                            ------------------
     Deferred tax assets:
     Net operating tax carry forwards                            $ 13,279
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      4,515
     Valuation allowance                                           (4,515)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of May 31, 2008, the Company has a net operating loss carry forwards of approximately $13,279. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On January 25, 2008, the Company issued a total of 1,500,000 shares of common stock to Nan E. Weaver for cash in the amount of $0.01 per share for a total of $15,000.

As of May 31, 2008 the Company had 1,500,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2008:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 1,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this quarterly report are good faith estimates of management as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

GREEN STAR MINING CORP.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Green Star Mining Corp. was incorporated in the State of Delaware on January 22, 2008. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 1624 S. Lincoln Street, Spokane, WA 99203. The phone number is (509) 590-8995.

We received our initial funding of $15,000 through the sale of common stock to our director who purchased 1,500,000 shares of common stock at $.01 per share on January 25, 2008. From inception until the date of this quarterly report, we have had no operating activities. Our financial statement from inception (January 22, 2008) through May 31, 2008 report no revenues and a net loss of $13,279. Our independent auditor has issued an audit opinion for Green Star Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property, the Golden Princess Lode Mining Claim, located in the State of Nevada that we call the "Golden Princess Property." The Golden Princess Property consists of an area of approximately 20 acres located in the Sunset Mining District, Clark County, Nevada. Title to the Golden Princess Property is held by Green Star Mining Corp. Our plan of operation is to conduct mineral exploration activities on the Golden Princess Property in order to assess whether it possess deposits of minerals capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

As of the date of this quarterly report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

PLAN OF OPERATION

Our cash balance is $1,721 as of May 31, 2008. We believe our cash balance is sufficient to fund our limited levels of operations until August, 2008. If we experience a shortage of funds prior to funding from our offering of common stock shares, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for limited operating costs, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the funding from our offering of 1,500,000 shares of common stock registered on Form S-1. The offering, if completed, will provide us funding of $25,000. We are an exploration stage company and have generated no revenue to date. We have sold $15,000 in equity securities to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

Our plan of operation is to conduct mineral exploration activities on the Golden Princess Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of silver, gold and other minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Golden Princess Property.

Our plan of operation for the twelve months following the completion of our offering is to complete the first phase of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. In addition to the $17,500 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending an additional $7,500 on professional and administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to us, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We engaged Mr. Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the Golden Princess Property. Mr. Sookochoff's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. Sookochoff is as follows:

 Phase           Exploration Program                    Cost                       Status
 -----           -------------------                    ----                       ------
Phase I    VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in summer, 2008
                                                                    (dependent on consulting geologist's
                                                                    schedule).

Phase II   Localized soil surveys, trenching           $11,000      Expected to be completed in fall, 2008
           and sampling over known and indicated                    (depending on the results of Phase 1, and
           mineralized zones                                        consulting geologist's schedule).

Phase III  Test Diamond drilling outlined by Phase 1   $65,000      Expected to be completed in spring, 2009
           and 2 programs.                                          (depending on the results of Phase 2, and
                                                                    consulting geologist's schedule.)

            TOTAL ESTIMATED COST                       $82,500

If we are successful in raising the funds from our offering, we plan to commence Phase I of the exploration program on the claim in summer, 2008. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results of the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase I of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase II of our exploration program. The estimated cost of this program is $11,000 and will take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase III of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $65,000 and will take approximately 2 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing Phase II of our exploration program in fall, 2008, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,279 for the three months ended May 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through May 31, 2008 were $13,279. As we were incorporated in January 2008, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through May 31, 2008 was $15,000 from the sale of 1,500,000 shares of common stock to the director of the company for $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company and have generated no revenue to date.
At May 31, 2008 our cash in the bank was $1,721. In order to achieve our exploration program goals, we need to complete our offering of registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-150385 which became effective on May 8, 2008.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                        Description
     -----------                        -----------

         3.1         Articles of Incorporation*
         3.2         Bylaws*
        31.1         Sec. 302 Certification of Principal Executive Officer
        31.2         Sec. 302 Certification of Principal Financial Officer
        32.1         Sec. 906 Certification of Principal Executive Officer
        32.2         Sec. 906 Certification of Principal Financial Officer

----------
* Exhibit is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 (SEC File Number 333-150385) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Spokane, WA, by the undersigned, thereunto duly authorized.

July 11, 2008                 Registrant:  Green Star Mining Corp.


                              By: /s/ Nan E. Weaver
                                  ----------------------------------------------
                                  Nan E. Weaver, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)