Form 10-Q
period 2008-08-31
Green Star Mining Corp.
filed 2008-10-14
CIK 1430872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of October 8, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended August 31, 2008, prepared by the company, immediately follow.

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                           August 31,        February 29,
                                                                              2008               2008
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 23,487           $ 15,000
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          23,487             15,000
                                                                            --------           --------

TOTAL ASSETS                                                                $ 23,487           $ 15,000
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $     --           $  9,000
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                         --              9,000
                                                                            --------           --------

TOTAL LIABILITIES                                                                 --              9,000
                                                                            --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding
   as of August 31, 2008 and February 29, 2008 respectively                      250                150
  Additional paid-in capital                                                  39,750             14,850
  Deficit accumulated during exploration stage                               (16,513)            (9,000)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    23,487              6,000
                                                                            --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 23,487           $ 15,000
                                                                            ========           ========


                       See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        January 22, 2008
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                 August 31,           August 31,           August 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------

TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     3,234                7,513               16,513
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (3,234)              (7,513)             (16,513)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (3,234)          $   (7,513)          $  (16,513)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)          $    (0.01)
                                                 ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,945,652            1,692,488            1,692,488
                                                 ==========           ==========           ==========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      January 22, 2008
                                                                      Six Months        (inception)
                                                                        Ended             through
                                                                      August 31,         August 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (7,513)          $(16,513)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase(Decrease) Accounts Payable                                 (9,000)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (16,513)           (16,513)
                                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --
                                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  100                250
  Additional paid-in capital                                             24,900             39,750
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            25,000             40,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                           8,487             23,487

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 23,487           $ 23,487
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========

                        See Notes to Financial Statements

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2008 (date of inception) to August 31, 2008 and generated a net loss of $ 16,513. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $ 23,487 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

Nan E. Weaver, sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's current S-1 offering.

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carry forwards                            $ 16,513
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      5,614
     Valuation allowance                                           (5,614)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carry forwards of approximately $16,513. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

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

On July 22, 2008 the Company issued a total of 1,000,000 shares of common stock to individuals for cash in the amount of $0.025 per share for a total of $ 25,000.

As of August 31, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2008:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 2,500,000 shares issued and outstanding.

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

We received our initial funding of $15,000 through the sale of common stock to our director who purchased 1,500,000 shares of common stock at $.01 per share on January 25, 2008. On July 22, 2008 we issued a total of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share for a total of $25,000. From inception until the date of this quarterly report, we have had limited operating activities. Our financial statement from inception (January 22, 2008) through August 31, 2008 report no revenues and a net loss of $16,513. Our independent auditor has issued an audit opinion for Green Star Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

PLAN OF OPERATION

Our cash balance is $23,487 as of August 31, 2008. We believe our cash balance is sufficient to fund our operations for the next twelve months. If we experience a shortage of funds prior to generating revenues, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. We have sold $40,000 in equity securities to pay for our operations.

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

Our plan of operation for the next twelve months is to complete the first phase of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. In addition to the $17,500 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending an additional $7,500 on professional and administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to us, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

 Phase           Exploration Program                    Cost                       Status
 -----           -------------------                    ----                       ------
Phase I    VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in winter, 2009
                                                                    (dependent on consulting geologist's
                                                                    schedule).

Phase II   Localized soil surveys, trenching           $11,000      Expected to be completed in spring, 2009
           and sampling over known and indicated                    (depending on the results of Phase 1, and
           mineralized zones                                        consulting geologist's schedule).

Phase III  Test Diamond drilling outlined by Phase 1   $65,000      Expected to be completed in summer, 2009
           and 2 programs.                                          (depending on the results of Phase 2, and
                                                                    consulting geologist's schedule.)

            TOTAL ESTIMATED COST                       $82,500

We plan to commence Phase I of the exploration program on the claim in winter, 2008. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results of the assay lab and prepare his report.

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

We anticipate commencing Phase II of our exploration program in spring, 2009, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in summer 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $3,234 for the three months ended August 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through August 31, 2008 were $16,513. As we were incorporated in January 2008, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through August 31, 2008 was $40,000 consisting of $15,000 from the sale of 1,500,000 shares of common stock to the director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company and have generated no revenue to date.
At August 31, 2008 our cash in the bank was $23,487. In order to achieve our exploration program goals, we needed to complete our offering of registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-150385 which became effective on May 8, 2008. The offering was completed in July 2008.

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

October 8, 2008               Registrant:  Green Star Mining Corp.


                              By: /s/ Nan E. Weaver
                                  ----------------------------------------------
                                  Nan E. Weaver, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)