Form 10-Q
period 2008-11-30
Green Star Mining Corp.
filed 2009-01-08
CIK 1430872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission File Number 333-150385


                             GREEN STAR MINING CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             1624 S. Lincoln Street
                                Spokane, WA 99203
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of January 5, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended November 30, 2008, prepared by the company, immediately follow.

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                      November 30,       February 29,
                                                                         2008               2008
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 20,805           $ 15,000
                                                                       --------           --------
TOTAL CURRENT ASSETS                                                     20,805             15,000
                                                                       --------           --------

      TOTAL ASSETS                                                     $ 20,805           $ 15,000
                                                                       ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                     $     --           $  9,000
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                    --              9,000
                                                                       --------           --------

      TOTAL LIABILITIES                                                      --              9,000
                                                                       --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding
   as of November 30, 2008 and February 29, 2008 respectively               250                150
  Additional paid-in capital                                             39,750             14,850
  Deficit accumulated during exploration stage                          (19,195)            (9,000)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               20,805              6,000
                                                                       --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 20,805           $ 15,000
                                                                       ========           ========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         January 22, 2008
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended                through
                                                 November 30,         November 30,          August 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     2,682               10,195               19,195
                                                 ----------           ----------           ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,682)             (10,195)             (19,195)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,682)          $  (10,195)          $  (19,195)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.01)          $    (0.01)
                                                 ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,500,000            1,980,000            1,945,545
                                                 ==========           ==========           ==========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       January 22, 2008
                                                                      Nine Months        (inception)
                                                                        Ended              through
                                                                      November 30,        August 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(10,195)          $(19,195)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) Accounts Payable                                  (9,000)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (19,195)           (19,195)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  100                250
  Additional paid-in capital                                             24,900             39,750
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            25,000             40,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                           5,805             20,805

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 20,805           $ 20,805
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --                 --
                                                                       ========           ========
  Income Taxes                                                         $     --                 --
                                                                       ========           ========


                        See Notes to Financial Statements

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2008 (date of inception) to November 30, 2008 and generated a net loss of $ 19,195. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $ 20,805 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

NOTE 7. INCOME TAXES

                                                         As of November 30, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carry forwards                           $ 19,195
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     6,526
     Valuation allowance                                          (6,526)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of November 30, 2008, the Company has a net operating loss carry forwards of approximately $19,195. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

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

As of November 30, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

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

We received our initial funding of $15,000 through the sale of common stock to our director who purchased 1,500,000 shares of common stock at $.01 per share on January 25, 2008. On July 22, 2008 we issued a total of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share for a total of $25,000. From inception until the date of this quarterly report, we have had limited operating activities. Our financial statement from inception (January 22, 2008) through November 30, 2008 report no revenues and a net loss of $19,195. Our independent auditor has issued an audit opinion for Green Star Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

On September 11, 2008 our shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "GSTR". There has been no active trading of our shares.

PLAN OF OPERATION

Our cash balance is $20,805 as of November 30, 2008. We believe our cash balance is sufficient to fund our operations for the next twelve months. If we experience a shortage of funds prior to generating revenues, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. We have sold $40,000 in equity securities to pay for our operations.

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

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. In addition to the $17,500 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending an additional $7,500 on professional and administrative fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of funds prior to generating revenues during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to us, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

We plan to commence Phase I of the exploration program on the claim in winter, 2008/2009. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results of the assay lab and prepare his report.

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

We incurred operating expenses of $2,682 for the three months ended November 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through November 30, 2008 were $19,195. As we were incorporated in January 2008, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through November 30, 2008 was $40,000 consisting of $15,000 from the sale of 1,500,000 shares of common stock to the director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company and have generated no revenue to date. At November 30, 2008 our cash in the bank was $20,805 with no outstanding liabilities. If we experience a shortage of operating funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to us, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

January 5, 2009               Registrant:  Green Star Mining Corp.


                              By: /s/ Nan E. Weaver
                                  ----------------------------------------------
                                  Nan E. Weaver, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)