Form 10-K
period 2009-02-28
Green Star Mining Corp.
filed 2009-04-27
CIK 1430872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2009

                        Commission file number 333-150385


                             GREEN STAR MINING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              26-1806348
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                             1624 S. Lincoln Street
                                Spokane, WA 99203
               (Address of Principal Executive Offices & Zip Code)

                          (509) 590-8995 (858)488-9300
                        (Telephone and Facsimile Number)

                                    Copy to:
                              Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                     Phone (858)488-4433 Fax (858) 488-2555

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 20, 2009, the registrant had 2,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             GREEN STAR MINING CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         17
Item 3.  Legal Proceedings                                                  17
Item 4.  Submission of Matters to a Vote of Securities Holders              17

                                Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18
Item 8.  Financial Statements                                               22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           31
Item 9A. Controls and Procedures                                            31

                               Part III

Item 10. Directors and Executive Officers                                   33
Item 11. Executive Compensation                                             34
Item 12. Security Ownership of Certain Beneficial Owners and Management     35
Item 13. Certain Relationships and Related Transactions                     36
Item 14. Principal Accounting Fees and Services                             36

                                Part IV

Item 15. Exhibits                                                           37

Signatures                                                                  37

                                     PART I

ITEM 1. BUSINESS

SUMMARY

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Green Star Mining Corp. was incorporated in the State of Delaware on January 22, 2008. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 1624 S. Lincoln Street, Spokane, WA 99203. The phone number is (509) 590-8995.

We received our initial funding of $15,000 through the sale of common stock to our director who purchased 1,500,000 shares of common stock at $.01 per share on January 25, 2008. On July 22, 2008 we issued a total of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share for a total of $25,000. From inception until the date of this report, we have had limited operating activities. Our financial statement from inception (January 22, 2008) through February 28, 2009 report no revenues and a net loss of $21,687. Our independent auditor has issued an audit opinion for Green Star Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

ORGANIZATION WITHIN THE LAST FIVE YEARS

Green Star Mining Corp. was incorporated on January 22, 2008 under the laws of the State of Delaware. We are engaged in the business of acquisition, exploration and development of natural resource properties. Nan E. Weaver serves as officer and director of our company from inception (January 22, 2008) to current date. No other person other than Ms. Weaver has acted as a promoter of Green Star Mining Corp. since our inception. Other than Ms. Weaver's purchase of 1,500,000 shares of our common stock on January 25, 2008, she has not entered into any agreement in which she is to receive from us or provide to us anything of value. Ms. Weaver purchased the 1,500,000 shares of our common stock at a price of $.01 per share for a total of $15,000.

IN GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in the Golden Princess Mineral Claim located in Clark County, State of Nevada that we call the "Golden Princess Property." We are currently conducting mineral exploration activities on the Golden Princess Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Golden Princess Property.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

ACQUISITION OF THE GOLDEN PRINCESS PROPERTY

In February, 2008, we purchased a 100% undivided interest in a mineral claim known as the Golden Princess Lode Claim for a price of $6,000. The claims are in good standing until September 1, 2009. We engaged Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the Golden Princess Property. Mr. Sookochoff is a consulting professional geologist in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Sookochoff attended the University of British Columbia and holds a Bachelor of Science degree in geology.

The work completed by Mr. Sookochoff in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Golden Princess Property entitled "Geological Evaluation Report on the Golden Princess Lode Mining Claim, Sunset Mining District, Clark County, Nevada, USA" prepared by Mr. Sookochoff on February 13, 2008. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Golden Princess Property provided below is based on Ms. Sookochoff's report.

                        [MAP SHOWING THE CLAIM LOCATION]

DESCRIPTION OF PROPERTY

The property owned by Green Star Mining Corp. is the Golden Princess Claim which is comprised of one located mineral claim. The Golden Princess Lode Claim is located within Township 28S, Range 60E, Section 6 in the Sunset Mining District of Clark County Nevada. Access from Las Vegas, Nevada to the Golden Princess Lode Claim is southeastward to Boulder City, thence southward via Highway 95 to Search light, thence westward via Highway 164 to Crescent from where a sub-standard road is taken northward to the Golden Princess Lode Claim. The entire distance from Las Vegas to the Golden Princess Lode Claim is approximately 84 miles.

The claim was recorded with the Recorder's Office in Clark County, NV and the Bureau of Land Management.



                        [MAP SHOWING THE CLAIM LOCATION]



PHYSIOGRAPHY, CLIMATE, VEGETATION AND WATER

The Golden Princess Lode Claim is situated midway through the approximate 14 mile Lucy Grey Mountain Range, a north-south trending range of mountains with crests reaching elevations up to 2,500 feet. The Claim covers a central northerly trending ridge which extends into a bisected east-west trending valley proximally at the north end of the Claim. Topography on the Claim is moderate with an elevation of 960 feet within the valley in the north to an elevation of 1,100 feet along the central ridge in the south.

The claim area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

PROPERTY HISTORY

The Sunset Mining District was established in 1867 within an area comprised of a group of hills (Lucy Grey Range) of relatively low relief about 16 miles south of Jean, Nevada in the extreme southern part of T27S, R60E. The Sunset Mining District is south of the Goodsprings Mining District which ranks second only to Tonopah in total Nevada lead and zinc production. In the Sunset Mining District the Lucy Grey mine, the District's chief and only producing property, did not begin operation until 1905. Total production from the Lucy Grey mine is estimated at $50,000, principally in gold with lesser amounts of silver, lead and copper.

There is no recorded production from the ground covered by the Golden Princess Lode Claim; however, inclusive prospect pits indicate the exploration of mineralized zones.

REGIONAL GEOLOGY

Geologically, the Sunset district is the southern extension of the Yellow Pine District where the Mountain Ranges consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous lime stones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age.

STRATIGRAPHY

Sedimentary rocks in the Sunset Mining District range in age from Upper Cambrian to Recent. The Paleozoic section includes the Cambrian Golden Princess King and Nopah Formations, the Devonian Sultan, Mississippian Monte Cristo Limestone, Pennsylvanian/Mississippian Bird Spring Formation and Permian Kaibab Limestone.

Permian:
     Red beds

Mississippian to Permian:
     Bird Spring Formation

Local erosional unconformity

Mississippian:
     Monte Cristo Limestone:
         Yellowpine Limestone Member Arrowhead Limestone Member Bullion Dolomite Member Anchor Limestone Member Dawn Limestone Member

Devonian:
     Sultan Limestone:
         Crystal Pall Limestone Member; Valentine Limestone Member; Ironside Dolomite Member

Cambrian to Devonian(?):
     Goodsprings Dolomite

Precambrian:
     Schist, gneiss, and coarse-grained igneous rocks

The Mesozoic section is comprised only of the Triassic Moenkopi and Chinle Formations and an upper Mesozoic unit of uncertain age termed the Lavinia Wash Formation. The Paleozoic rocks are dominantly carbonates while the Mesozoic units are continental clastics. Tertiary rocks include gravels and minor volcanic tuffs.

Only two varieties of intrusive rocks are known in the district. The most abundant is granite porphyry which forms three large sill-like masses. The sills generally lie near major thrust faults and are thought to have been emplaced along breccia zones at the base of the upper plate of the thrust fault. Locally, small dikes of basaltic composition and uncertain age have been encountered in some of the mine workings.

STRUCTURE

The region reveals a record of folding, thrust faulting and normal faulting. Folding began in the early Jurassic, resulting in broad flexures in the more massive units and tight folds in the thinly bedded rocks. The thrust faults in the district are part of a belt of thrust faulted rocks, the Foreland Fold and Thrust Belt that stretches from southern Canada to southern California.

Deformation within the belt began in the Jurassic and continued until Cretaceous time. Within the Sunset District thrust faulting appears to post-date much of the folding, but despite intensive study the actual age of thrusting continues to be the subject of contentious debate. Three major thrusts have been mapped; from west to east, the Green Monster, Keystone and Contact thrusts.

Of these, the Keystone is the most persistent along strike having been mapped for a distance of over 50 kilometers. The stratigraphic relationships along the Keystone fault are similar to those for all the major thrusts in the area, Cambrian Bonanza King Formation has been thrust eastward over younger Paleozoic rocks.

                       [MAP SHOWING THE CLAIM TOPOGRAPHY]



PROPERTY GEOLOGY

The Golden Princess Lode Claim is indicated to be underlain in part by basement Precambrian rocks overlain by the Cambrian to Devonian(?) Goodsprings dolomite.

REGIONAL MINERALIZATION

In the Goodsprings District proximally north of the Sunset Mining District, the ore deposits can at best be characterized as enigmatic. They appear to fall into two distinct types, which may or may not related, gold-copper deposits and lead-zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. All existing mines worked the contact between the intrusive and surrounding sedimentary rocks. Gold occurred in both the intrusive and the carbonate wall rocks. It appears any carbonate unit was a suitable host.

The lead-zinc deposits are often distant from intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation. Mineralogy of gold-copper deposits consists of native gold, pyrite, limonite, cinnabar, malachite, azurite and chrysocolla. Lead-zinc deposits are comprised of hydrozincite, calamine, smithsonite, cerrusite, anglesite, galena and iron oxides. The rather unusual mineralogy of the district is due to the great depth of surface oxidation, exceeding 600 feet.

ORE MINERALOGY AND ALTERATION

Typical sulfides such as chalcopyrite, sphalerite and pyrite have been partially or completely altered to more stable hydrated carbonates and sulfates. Only the highly insoluble lead sulfide, galena has successfully resisted surface oxidation.

Primary alteration is difficult to characterize due to the super-gene overprint, but again appears to differ for gold-copper deposits and lead-zinc deposits. Gold-copper ores have been extensively sericitized and kaolinized, altering the host pluton to a rock that can be mined through simple excavation with little or no blasting. The rock is so thoroughly altered it decrepitates on exposure to the atmosphere. On the other hand, lead-zinc deposits appear to be characterized by dolomitization and minor silicification.

LOCAL MINERALIZATION

Mineralization at the Lucy Grey mine is reported as gold, silver, lead, and zinc within a breccia pipe in Precambrian gneiss. The minerals are concentrated in secondary fractures which cut the quartz veins.

PROPERTY MINERALIZATION

The mineralization on the Golden Princess Lode Claim is not known, however, the indicated exploratory workings within the Claim may have explored mineralization gold, silver, lead and copper hosted by fractures within a breccia pipe of the Precambrian gneiss as at the nearby Lucy Grey mine.

CONCLUSIONS AND RECOMMENDATIONS

The Golden Princess Lode Claim covers exploratory workings on indicated mineral zones hosting potentially economic mineralization. These mineral zones may be comparable to the mineral zone at the nearby Lucy Grey mine where historic production is reported. As the mineralization, the nature of neither the mineralization nor the controlling structures to the mineralization have been defined, the indicated mineralized zones of the Golden Princess Lode Claim should be explored for potentially economical mineral zones.

It was recommended by the geologist that Green Star Mining Corp. complete a three phased exploration program on the Golden Princess Lode Claim. Phase I would consist of VLF-EM and magnetometer surveys along the expansions of the known mineral zones to determine the potential structural controls to the known mineral zones. Phase II would consist of localized soil surveys, trenching, and sampling over the indicated extensions of the mineral zones. Phase III would consist of test diamond drilling of the prime indicated mineral zones.

RECOMMENDED EXPLORATION PROGRAM AND ESTIMATED COST

 Phase           Exploration Program                    Cost                       Status
 -----           -------------------                    ----                       ------
Phase I    VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in spring, 2009
                                                                    (dependent on consulting geologist's
                                                                    schedule).

Phase II   Localized soil surveys, trenching           $11,000      Expected to be completed in summer, 2009
           and sampling over known and indicated                    (depending on the results of Phase 1, and
           mineralized zones                                        consulting geologist's schedule).

Phase III  Test Diamond drilling outlined by Phase 1   $65,000      Expected to be completed in fall, 2009
           and 2 programs.                                          (depending on the results of Phase 2, and
                                                                    consulting geologist's schedule.)

            TOTAL ESTIMATED COST                       $82,500

COMPETITION

We are an explorations stage company. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers or products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management, Department of the Interior.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on January 22, 2008 and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not yet commenced exploration on the Golden Princess Lode Claim.

Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claim is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WITHOUT FURTHER FUNDING WE WILL BE UNABLE TO IMPLEMENT OUR COMPLETE BUSINESS
PLAN.

Our current operating funds are less than necessary to complete the intended exploration program on our mineral claim. As of February 28, 2009, we had cash in the amount of $18,313 with no outstanding liabilities. We currently do not have any operations and we have no income.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $21,687 for the period from our inception on January 22, 2008 to February 28, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. George Stewart, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Green Star Mining Corp. is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Golden Princess Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Golden Princess Property would be an exploratory search of any minerals. There is no certainty that any expenditures made in the exploration of the Golden Princess Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Golden Princess Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;

     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

     (d) An assessment of all material to be left on the surface will need to be environmentally benign;

     (e)  Ground water will have to be monitored for any potential contaminants;

     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Nan E. Weaver. Ms. Weaver has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. Her prior business experiences have primarily been computer component sales and not in the mineral exploration business. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, and the claim has been staked per Nevada regulations. However, there is the possibility that previous work conducted was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE GOLDEN PRINCESS LODE CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND/OR DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Ms. Nan E. Weaver, our officer and director, currently devotes approximately 5 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. We purchased the Golden Princess Property at a cost of $6,000. Title to the Golden Princess Property mineral claims is held by Green Star Mining Corp.

We currently utilize space provided to us on a rent free basis from our officer and director, Nan E. Weaver at 1624 South Lincoln Street, Spokane, WA 99203. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended February 28, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

On September 11, 2008 our shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "GSTR". There has been no active trading of our shares.

As of the date of this report, Green Star Mining Corp. has 31 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and stockholders may have difficulty selling our securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $12,687 and $9,000 for the years ended February 28, 2009 and February 29, 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through February 28, 2009 was $21,687.

The following table provides selected financial data about our company for the years ended February 28, 2009 and February 29, 2008.

             Balance Sheet Data:           2/28/09          2/29/08
             -------------------           -------          -------

             Cash                          $18,313          $15,000
             Total assets                  $18,313          $15,000
             Total liabilities             $     0          $ 9,000
             Shareholders' equity          $18,313          $ 6,000

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2009 was $18,313 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. We are an exploration stage company and have generated no revenue to date. If we experience a shortage of funds prior to generating revenues, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

PLAN OF OPERATION

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

 Phase           Exploration Program                    Cost                       Status
 -----           -------------------                    ----                       ------
Phase I    VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in spring, 2009
                                                                    (dependent on consulting geologist's
                                                                    schedule).

Phase II   Localized soil surveys, trenching           $11,000      Expected to be completed in summer, 2009
           and sampling over known and indicated                    (depending on the results of Phase 1, and
           mineralized zones                                        consulting geologist's schedule).

Phase III  Test Diamond drilling outlined by Phase 1   $65,000      Expected to be completed in fall, 2009
           and 2 programs.                                          (depending on the results of Phase 2, and
                                                                    consulting geologist's schedule.)

            TOTAL ESTIMATED COST                       $82,500

We plan to commence Phase I of the exploration program on the claim in spring 2009. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results of the assay lab and prepare his report.

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

We anticipate commencing Phase II of our exploration program in summer, 2009, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in fall 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Star Mining, Corp.

I have audited the accompanying balance sheet of Green Star Mining, Corp. (An Exploration Stage Company) as of February 28, 2009 and 2008, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from January 22, 2008 (inception), to February 28, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Star Mining, Corp. (An Exploration Stage Company) as of February 28, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from January 22, 2008 (inception), to February 28, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
-----------------------------------
Seattle, Washington
April 2, 2009

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------


                                                                              As of              As of
                                                                           February 28,       February 29,
                                                                              2009               2008
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 18,313           $ 15,000
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          18,313             15,000
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 18,313           $ 15,000
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $     --           $  9,000
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                         --              9,000
                                                                            --------           --------

      TOTAL LIABILITIES                                                           --              9,000
                                                                            --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding
   as of February 28, 2009 and February 29, 2008 respectively                    250                150
  Additional paid-in capital                                                  39,750             14,850
  Deficit accumulated during exploration stage                               (21,687)            (9,000)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    18,313              6,000
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 18,313           $ 15,000
                                                                            ========           ========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        January 22, 2008
                                                                                           (inception)
                                                 Year Ended           Year Ended             through
                                                 February 28,         February 29,         February 28,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    12,687                9,000               21,687
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (12,687)              (9,000)             (21,687)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (12,687)          $   (9,000)          $  (21,687)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.01)          $    (0.01)          $    (0.01)
                                                 ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       $2,108,219           $1,500,000           $2,268,493
                                                 ==========           ==========           ==========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 22, 2008 (Inception) through February 29, 2009
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                            Common     Additional      During
                                              Common        Stock       Paid-in      Exploration
                                              Stock         Amount      Capital         Stage         Total
                                              -----         ------      -------         -----         -----
BALANCE, JANUARY 22, 2008                           --     $    --      $     --      $     --      $     --

Stock issued for cash on January 25, 2008
 @ $0.01 per share                           1,500,000         150        14,850                      15,000

Net loss,  February 29, 2008                                                            (9,000)       (9,000)
                                            ----------     -------      --------      --------      --------

BALANCE, FEBRUARY 29, 2008                   1,500,000     $   150      $ 14,850      $ (9,000)     $  6,000
                                            ==========     =======      ========      ========      ========

Stock issued for cash on July 22, 2008
 @ $0.025 per share                          1,000,000         100        24,900                      25,000

Net loss, February 29, 2008                                                            (12,687)      (12,687)
                                            ----------     -------      --------      --------      --------

BALANCE, FEBRUARY 29, 2008                   2,500,000     $   250      $ 39,750      $(21,687)     $ 18,313
                                            ==========     =======      ========      ========      ========

                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 22, 2008
                                                                                                            (inception)
                                                                      Year Ended         Year Ended           through
                                                                      February 28,       February 29,       February 28,
                                                                         2009               2008               2009
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,687)          $ (9,000)          $(21,687)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) Accounts Payable                                  (9,000)             9,000                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (21,687)                --            (21,687)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  100                150                250
  Additional paid-in capital                                             24,900             14,850             39,750
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            25,000             15,000             40,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           3,313             15,000             18,313

CASH AT BEGINNING OF PERIOD                                              15,000                 --                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 18,313           $ 15,000           $ 18,313
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2008 (date of inception) to February 28, 2009 and generated a net loss of $ 21,687. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $ 18,313 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                         As of February 28, 2009
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carry forwards                            $ 21,687
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      7,374
     Valuation allowance                                           (7,374)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of February 28, 2009, the Company has a net operating loss carry forwards of approximately $21,687. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

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

As of February 28, 2009 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2009:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director          Age                  Position
  -----------------------          ---                  --------
Nan E. Weaver                      62     President, Secretary, Treasurer and
1624 South Lincoln Street                 Director
Spokane, WA  99203

Ms. Nan E. Weaver is the promoter of Green Star Mining Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Ms. Weaver has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have primarily been within the computer component sales industry and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Ms. Nan
E. Weaver. Ms. Weaver currently devotes approximately 5 hours per week to company matters. Ms. Weaver intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

Ms. Weaver has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Ms. Weaver has not been convicted in any criminal proceeding (excluding traffic violations) nor is she subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Golden Princess Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

NAN E. WEAVER serves as President, Secretary and Treasurer of Green Star Mining Corp. since January 22, 2008 (inception). From 1998 to 2006, Ms. Weaver was sole proprietor of her own company Life Adventure Group, a computer parts retail/wholesale sales company in La Jolla, CA. Ms. Weaver received a J.D. in Law from Thomas Jefferson School of Law, San Diego, CA in 1992 and a B.S. degree, Social Science from Fresno State University, Fresno, CA in 1974.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Nan E. Weaver. The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to February 28, 2009:

                                            Annual Compensation                 Long Term Compensation
                                     ---------------------------------    ---------------------------------
                                                                          Restricted
                                                          Other Annual      Stock     Options/*    LTIP         All Other
Name               Title      Year   Salary($)   Bonus    Compensation     Awarded     SARs(#)   Payouts($)   Compensation
----               -----      ----   ---------   -----    ------------     -------     -------   ----------   ------------
Nan E. Weaver    President,   2008     $0         $0           $0            $0         $0          $0             $0
                 Secretary,
                 Treasurer,
                 and Director

There are no current employment agreements between the company and its officer/director.

On January 25, 2008, a total of 1,500,000 shares of common stock were issued to Ms. Nan E. Weaver in exchange for cash in the amount of $15,000 or $0.01 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Ms. Weaver currently devotes approximately 5 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this report by:
(i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock           Nan E. Weaver, Director                     1,500,000               60%
                       1624 South Lincoln Street                     Direct
                       Spokane, WA  99203

Common Stock           Officer and/or director as a Group          1,500,000               60%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 2,500,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Weaver will not receive any interest on any funds that she may advance to us for expenses incurred prior to our generating revenue.

On January 25, 2008, a total of 1,500,000 shares of Common Stock were issued to Ms. Weaver in exchange for $15,000, or $0.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company. (See "Dilution".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 28, 2009, the total fees charged to the company for audit services, including quarterly reviews were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended February 29, 2008, there were no fees charged to the company for audit services, audit-related services, tax services or other services.

                                     PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                           Description
     ------                           -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31.1           Sec. 302 Certification of Chief Executive Officer
      31.2           Sec. 302 Certification of Chief Financial Officer
      32.1           Sec. 906 Certification of Chief Executive Officer
      32.2           Sec. 906 Certification of Chief Financial Officer

----------
* Exhibit is incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-150385, at the SEC website at www.sec.gov

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 20, 2009                Green Star Mining Corp., Registrant


                              By: /s/ Nan E. Weaver
                                  ----------------------------------------------
                                  Nan E. Weaver, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)