Form 10-Q
period 2009-05-31
Green Star Mining Corp.
filed 2009-07-06
CIK 1430872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of July 6, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended May 31, 2009, prepared by the company, immediately follow.

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                        May 31,         February 28,
                                                                         2009               2009
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 12,948           $ 18,313
                                                                       --------           --------
TOTAL CURRENT ASSETS                                                     12,948             18,313
                                                                       --------           --------

      TOTAL ASSETS                                                     $ 12,948           $ 18,313
                                                                       ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                     $     --           $     --
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                    --                 --
                                                                       --------           --------

      TOTAL LIABILITIES                                                      --                 --
                                                                       --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding
   as of May 31, 2009 and February 29, 2008 respectively                    250                250
  Additional paid-in capital                                             39,750             39,750
  Deficit accumulated during exploration stage                          (27,052)           (21,687)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               12,948             18,313
                                                                       --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 12,948           $ 18,313
                                                                       ========           ========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        January 22, 2008
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                   May 31,              May 31,              May 31,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     5,365                4,279               27,052
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (5,365)              (4,279)             (27,052)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (5,365)          $   (4,279)          $  (27,052)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)          $    (0.01)
                                                 ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,500,000            1,500,000            2,133,065
                                                 ==========           ==========           ==========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From January 22, 2008 (Inception) through May 31, 2009
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                            Common     Additional      During
                                              Common        Stock       Paid-in      Exploration
                                              Stock         Amount      Capital         Stage         Total
                                              -----         ------      -------         -----         -----
BALANCE, JANUARY 22, 2008                           --     $    --      $     --      $     --      $     --

Stock issued for cash on January 25, 2008
 @ $0.01 per share                           1,500,000         150        14,850                      15,000

Net loss,  February 29, 2008                                                            (9,000)       (9,000)
                                            ----------     -------      --------      --------      --------

BALANCE, FEBRUARY 29, 2008                   1,500,000     $   150      $ 14,850      $ (9,000)     $  6,000
                                            ==========     =======      ========      ========      ========

Stock issued for cash on July 22, 2008
 @ $0.025 per share                          1,000,000         100        24,900                      25,000

Net loss, February 29, 2008                                                            (12,687)      (12,687)
                                            ----------     -------      --------      --------      --------

BALANCE, FEBRUARY 29, 2008                   2,500,000     $   250      $ 39,750      $(21,687)     $ 18,313
                                            ==========     =======      ========      ========      ========

Net loss, May 31, 2009                                                                  (5,365)       (5,365)
                                            ----------     -------      --------      --------      --------

BALANCE, MAY 31, 2009                        2,500,000     $   250      $ 39,750      $(27,052)     $ 12,948
                                            ==========     =======      ========      ========      ========


                        See Notes to Financial Statements

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   January 22, 2008
                                                               Three Months       Three Months        (inception)
                                                                  Ended              Ended             through
                                                                  May 31,            May 31,            May 31,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (5,365)          $ (4,279)          $(27,052)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) Accounts Payable                                --             (9,000)                --
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (5,365)           (13,279)           (27,052)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --                250
  Additional paid-in capital                                           --                 --             39,750
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             40,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (5,365)           (13,279)            12,948

CASH AT BEGINNING OF PERIOD                                        18,313             15,000                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $ 12,948           $  1,721           $ 12,948
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2008 (date of inception) to May 31, 2009 and generated a net loss of $ 27,052. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $ 12,948 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                              As of May 31, 2009
                                                              ------------------
     Deferred tax assets:
       Net operating tax carry forwards                            $ 27,052
       Tax rate                                                          34%
                                                                   --------
       Gross deferred tax assets                                      9,198
       Valuation allowance                                           (9,198)
                                                                   --------

       Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of May 31, 2009, the Company has a net operating loss carry forwards of approximately $27,052. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

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

As of May 31, 2009 the Company had 2,500,000 shares of common stock issued and outstanding.

                             GREEN STAR MINING CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2009:

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

We received our initial funding of $15,000 through the sale of common stock to our director who purchased 1,500,000 shares of common stock at $.01 per share on January 25, 2008. On July 22, 2008 we issued a total of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share for a total of $25,000. From inception until the date of this quarterly report, we have had limited operating activities. Our financial statement from inception (January 22, 2008) through May 31, 2009 report no revenues and a net loss of $27,052. Our independent auditor has issued an audit opinion for Green Star Mining Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

PLAN OF OPERATION

Our cash balance is $12,948 as of May 31, 2009. We believe our cash balance, along with loans from our director, is sufficient to fund our operations for the next twelve months. Our director has informally agreed to advance funds to allow us to pay for operating costs, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date. We have sold $40,000 in equity securities to pay for our operations.

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

 Phase             Exploration Program                    Cost                       Status
 -----             -------------------                    ----                       ------
Phase I      VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in July, 2009.

Phase II     Localized soil surveys, trenching           $11,000      Expected to be completed in late summer, 2009
             and sampling over known and indicated                    (depending on the results of Phase 1, and
             mineralized zones                                        consulting geologist's schedule).

Phase III    Test Diamond drilling outlined by Phase 1   $65,000      Expected to be completed in fall, 2009
             and 2 programs.                                          (depending on the results of Phase 2, and
                                                                      consulting geologist's schedule.)

              TOTAL ESTIMATED COST                       $82,500

The geologist plans to commence Phase I of the exploration program on the claim in July 2009. We expect this phase to take 14 days to complete and an additional two months for the consulting geologist to receive the results of the assay lab and prepare his report.

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

We anticipate commencing Phase II of our exploration program in late summer, 2009, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in fall 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $5,365 and $4,279 for the three months ended May 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through May 31, 2009 were $27,052.

Cash provided by financing activities for the period from inception through November 30, 2008 was $40,000 consisting of $15,000 from the sale of 1,500,000 shares of common stock to the director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company and have generated no revenue to date. At May 31, 2009 our cash in the bank was $12,948 with no outstanding liabilities. If we experience a shortage of operating funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to us, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Green Star Mining's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Green Star Mining's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Green Star Mining's internal controls over financial reporting during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

July 6, 2009                  Registrant:  Green Star Mining Corp.


                              By: /s/ Nan E. Weaver
                                  ----------------------------------------------
                                  Nan E. Weaver, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)