Form 10-Q
period 2009-11-30
Green Star Mining Corp.
filed 2010-01-08
CIK 1430872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

                        Commission File Number 333-150385


                             GREEN STAR MINING CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

     Room 42, 4th Floor, New Henry House, 10 Ice Street, Central, Hong Kong
          (Address of principal executive offices, including zip code)

                                (00852) 2810 7822
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,500,000 shares as of January 8, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended November 30, 2009, prepared by the company, immediately follow.

                            Green Star Mining, Corp.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       November 30,       February 28,
                                                                          2009               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,913           $ 18,313
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,913             18,313
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,913           $ 18,313
                                                                        ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $     --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --                 --
                                                                        --------           --------

      TOTAL LIABILITIES                                                       --                 --
                                                                        --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   2,500,000 and 2,500,000 shares issued and outstanding as of
   November 30, 2009 and February 28, 2009 respectively                      250                250
  Additional paid-in capital                                              39,750             39,750
  Deficit accumulated during exploration stage                           (38,087)           (21,687)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 1,913             18,313

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  1,913           $ 18,313
                                                                        ========           ========


                        See Notes to Financial Statements

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           January 22, 2008
                                         Three Months     Three Months     Nine Months      Nine Months      (inception)
                                            Ended            Ended            Ended            Ended           through
                                         November 30,     November 30,     November 30,     November 30,     November 30,
                                             2009             2008             2009             2008             2009
                                          ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --       $       --
                                          ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                    --               --               --               --               --

GENERAL & ADMINISTRATIVE EXPENSES              3,510            2,682           16,400           10,195           38,087
                                          ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       (3,510)          (2,682)         (16,400)         (10,195)         (38,087)
                                          ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                         $   (3,510)      $   (2,682)      $  (16,400)      $  (10,195)      $  (38,087)
                                          ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE            $    (0.00)      $    (0.00)      $    (0.01)      $    (0.01)
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,500,000        2,500,000        2,500,000        1,980,000
                                          ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          from January 22, 2008 (Inception) through November 30, 2009
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                            Common     Additional      During
                                              Common        Stock       Paid-in      Exploration
                                              Stock         Amount      Capital         Stage         Total
                                              -----         ------      -------         -----         -----
BALANCE, JANUARY 22, 2008                           --     $    --      $     --      $     --      $     --

Stock issued for cash on January 25, 2008
 @ $0.01 per share                           1,500,000         150        14,850                      15,000

Net loss,  February 29, 2008                                                            (9,000)       (9,000)
                                            ----------     -------      --------      --------      --------
BALANCE, FEBRUARY 29, 2008                   1,500,000         150        14,850        (9,000)        6,000
                                            ==========     =======      ========      ========      ========
Stock issued for cash on July 22, 2008
 @ $0.025 per share                          1,000,000         100        24,900                      25,000

Net loss, February 29, 2008                                                            (12,687)      (12,687)
                                            ----------     -------      --------      --------      --------
BALANCE, FEBRUARY 29, 2008                   2,500,000         250        39,750       (21,687)       18,313
                                            ==========     =======      ========      ========      ========

Net loss, May 31, 2009                                                                  (5,365)       (5,365)
                                            ----------     -------      --------      --------      --------
BALANCE, MAY 31, 2009                        2,500,000         250        39,750       (27,052)       12,948
                                            ==========     =======      ========      ========      ========

Net loss, August 31, 2009                                                               (7,525)       (7,525)
                                            ----------     -------      --------      --------      --------
BALANCE, AUGUST 31, 2009                     2,500,000         250        39,750       (34,577)        5,423
                                            ==========     =======      ========      ========      ========

Net loss, November 30, 2009                                                             (3,510)       (3,510)
                                            ----------     -------      --------      --------      --------

BALANCE, NOVEMBER 30, 2009                   2,500,000     $   250      $ 39,750      $(38,087)     $  1,913
                                            ==========     =======      ========      ========      ========


                        See Notes to Financial Statements

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 22, 2008
                                                                  Nine Months        Nine Months        (inception)
                                                                     Ended              Ended             through
                                                                  November 30,       November 30,       November 30,
                                                                      2009               2008               2009
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(16,400)          $(10,195)          $(38,087)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) Accounts Payable                                   --             (9,000)                --
                                                                    --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (16,400)           (19,195)           (38,087)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --                100                250
  Additional paid-in capital                                              --             24,900             39,750
                                                                    --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --             25,000             40,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (16,400)             5,805              1,913

CASH AT BEGINNING OF PERIOD                                           18,313             15,000                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $  1,913           $ 20,805           $  1,913
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========

  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

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

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In May of 2008, FASB issued SFASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60". The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require those disclosures in all interim financial statements. The adoption of these standards had no impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS 165, "Subsequent Events." SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. SFAS 165 should not result in significant changes in the subsequent events that an entity reports - either through recognition or disclosure - in its financial statements. The adoption of this statement did not have a material impact on the Company's recognition or disclosure of subsequent events. The Company has performed an evaluation of subsequent events through August 4, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162." SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this statement to have an impact on the consolidated financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from January 22, 2008 (date of inception) to November 30, 2009 and generated a net loss of $38,087. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $ 1,913 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 7. INCOME TAXES

                                                            As of November, 2009
                                                            --------------------
     Deferred tax assets:
       Net operating tax carry forwards                          $ 38,087
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                   12,950
       Valuation allowance                                        (12,950)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 8. NET OPERATING LOSSES

As of November 30, 2009, the Company has a net operating loss carry forwards of approximately $38,087. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

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

                             Green Star Mining Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

As of November 30, 2009 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2009:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 2,500,000 shares issued and outstanding.

NOTE 11. SUBSEQUENT EVENT

Effective December 4, 2009 the Company completed a stock purchase agreement with Nan E. Weaver (the "seller"), three purchasers and their representative, another stock purchase agreement with the Seller, four purchasers and their representative, and another stock purchase agreement with the seller and one purchaser. Pursuant to the Stock Purchase Agreements the Seller will sell 7,500,000 post split shares of the Company that will, in the aggregate, constitute approximately 60% of the issued and outstanding capital stock of the Company. The closing of the transactions were subject to the completion of the 5-for-1 forward split.

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

BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Green Star Mining Corp. was incorporated in the State of Delaware on January 22, 2008. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at Room 42, 4th Floor, New Henry House, 10 Ice Street, Central, Hong Kong. The phone number is (00852) 2810 7822.

We received our initial funding of $15,000 through the sale of common stock to our former director who purchased 1,500,000 shares of common stock at $.01 per share on January 25, 2008. On July 22, 2008 we issued a total of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share for a total of $25,000. From inception until the date of this quarterly report, we have had limited operating activities. Our financial statement from inception (January 22, 2008) through November 30, 2009 report no revenues and a net loss of $38,087.

We currently own a 100% undivided interest in a mineral property, the Golden Princess Lode Mining Claim, located in the State of Nevada that we call the "Golden Princess Property." The Golden Princess Property consists of an area of approximately 20 acres located in the Sunset Mining District, Clark County, Nevada. Title to the Golden Princess Property is held by Green Star Mining Corp. Our plan of operation was to conduct mineral exploration activities on the Golden Princess Property in order to assess whether it possess deposits of minerals capable of commercial extraction.

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

On  September   11,  2008,   our  shares  were   approved  for  trading  on  the
Over-the-Counter Bulletin Board under the symbol "GSTR". There has been no active trading of our shares.

On November 23, 2009, the Company approved a 5-for-1 forward stock split of all issued and outstanding shares of common stock of the Company. On November 25, 2009, the Financial Industry Regulatory Authority ("FINRA") approved the Company's application for forward stock split applicant. As a result, the total issued and outstanding shares of common stock of the Company were 12,500,000 common shares, effective on record date of December 7, 2009.

PLAN OF OPERATION

MINERAL EXPLORATION ACTIVITIES

Our plan of operation prior to the change in control was to conduct mineral exploration activities on the Golden Princess Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program was designed to explore for commercially viable deposits of silver, gold and other minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Golden Princess Property.

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

 Phase             Exploration Program                    Cost                       Status
 -----             -------------------                    ----                       ------
Phase I      VLF-EM and magnetometer surveys             $ 6,500      Completed in July 2009.

Phase II     Localized soil surveys, trenching           $11,000      Expected to be completed in late
             and sampling over known and indicated                    2009 (depending on funding and
             mineralized zones                                        consulting geologist's schedule)

Phase III    Test Diamond drilling outlined by Phase     $65,000      Expected to be completed in 2010
             1 and 2 programs.                                        (depending on the results of Phase 2,
                                                                      availability of funding and
                                                                      consulting geologist's schedule.)

              TOTAL ESTIMATED COST                       $82,500

The geologist completed Phase I of the exploration program on the claim in July 2009.

The above program costs were management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

If we had proceeded with Phase II of our exploration program, the estimated cost of this program would be $11,000 and would take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intended to proceed with Phase III of our exploration program if we would be able to raise the funds necessary. The estimated cost of this program was $65,000 and would take approximately 2 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipated commencing Phase II of our exploration program in early 2010 depending on whether Phase 1 program proved successful in identifying mineral deposits. Subject to financing, we anticipated commencing Phase III of our exploration program in fall 2010, depending on whether Phase II program proves successful in identifying mineral deposits. We had a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We required additional funding to proceed with Phase III and any subsequent work on the claim. We had no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

ACQUISITION PLAN

The Company completed a change in control on December 4, 2009. As of the change in control, we determined that our original business plan was no longer financially feasible. From then on, we are pursuing an acquisition strategy, whereby we seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $3,510 and $2,682 for the three months ended November 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through November 30, 2009 were $38,087.

Cash provided by financing activities for the period from inception through November 30, 2009 was $40,000 consisting of $15,000 from the sale of 1,500,000 shares of common stock to the director of the company for $0.01 per share and $25,000 from the sale of 1,000,000 shares of common stock to 30 individuals for cash in the amount of $0.025 per share.

LIQUIDITY AND CAPITAL RESOURCES

We are an exploration stage company and have generated no revenue to date. At November 30, 2009 our cash in the bank was $1,913 with no outstanding liabilities. If we experience a shortage of operating funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to us, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief
Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Green Star Mining's internal controls over financial reporting during the quarter ended November 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 7, 2010                  Registrant: Green Star Mining Corp.


                                 By: /s/ Yi Chen
                                    --------------------------------------------
                                    Yi Chen, Director, President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Executive Officer and Principal
                                    Accounting Officer)