Form 10-Q
period 2010-02-28
HQ Global Education Inc.
filed 2010-04-14
CIK 1430872

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

                        Commission File Number 333-150385


                            HQ GLOBAL EDUCATION INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

             No.27, Jinsha Road, Jinnan Village, Lijingpu Township, Shahe Section, Ningxiang County, Hunan Province, China 410600 (Address of principal executive offices, including zip code)

                             Tel: (86 731) 87828601
                             Fax: (86 731) 87828601
                     (Telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,000,000 shares as of April 14, 2010.

                            HQ GLOBAL EDUCATION INC.

                                TABLE OF CONTENTS

Part I  Financial Information                                                  1

Item 1. Financial Statements                                                   1

        Condensed  Consolidated  Balance Sheets as of February 28, 2010
        (unaudited) and August 31, 2009 (audited)                              1

        Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended February 28, 2010 and 2009
        (Unaudited)                                                            2

        Condensed Consolidated  Statements of Cash Flows for the Three and
        Six Months Ended February 28, 2010 and 2009 (Unaudited)                3

        Notes to Condensed Consolidated Financial Statements (Unaudited)       4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk            29

Item 4. Controls and Procedures                                               30

Part II Other Information                                                     31

Item 1. Legal Proceedings                                                     31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           31

Item 3. Defaults upon Senior Securities                                       31

Item 4. Submission of Matters to a Vote of Security Holders                   31

Item 5. Other Information                                                     31

Item 6. Exhibits                                                              32

Signatures                                                                    33

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          February 28,          August 31,
                                                                             2010                 2009
                                                                          -----------          -----------
                                                                          (Unaudited)           (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $ 5,570,385          $ 3,848,040
  Accounts receivable, net of allowance of $55,836 as of
   February 28, 2010 and August 31, 2009                                   10,411,046            5,713,491
  Other receivables                                                            50,027                2,203
  Due from related party                                                      524,131            2,447,482
  Inventory                                                                   656,743            1,504,764
  Advances to vendors                                                       3,376,850            2,375,364
                                                                          -----------          -----------
      Total current assets                                                 20,589,182           15,891,344

PROPERTY AND EQUIPMENT, NET                                                18,517,354           14,862,590

INTANGIBLE ASSETS, NET                                                      1,026,737              477,339
                                                                          -----------          -----------

      TOTAL ASSETS                                                        $40,133,273          $31,231,273
                                                                          ===========          ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term loans                                                       $ 1,018,164          $   732,002
   Long term loans - current portion                                           73,249              629,522
   Accounts payable                                                         1,954,803            1,327,622
   Taxes payable                                                               42,452               20,580
   Payroll payable                                                            278,223              241,477
   Unearned revenues                                                        1,536,010                8,275
   Other payables and accrued liabilities                                   1,434,923              902,725
                                                                          -----------          -----------
      Total current liabilities                                             6,337,824            3,862,203

LONG TERM LOANS                                                               637,268              402,601
                                                                          -----------          -----------

TOTAL LIABILITIES                                                           6,975,092            4,264,804
                                                                          -----------          -----------

COMMITMENT AND  CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 40,000,000 shares
   authorized, -0- shares issued and outstanding at
   February 28, 2010 and August 31, 2009
  Common Stock, $0.0001 par value 100,000,000 shares authorized,
   33,000,000 and 20,500,000 shares issued and outstanding at
   February 28, 2010 and August 31, 2009, respectively                          3,300                2,050
  Additional paid-in capital                                                1,226,674            1,227,924
  Accumulated other comprehensive income                                    1,692,151            1,672,524
  Statutory reserve                                                         8,490,436            6,946,771
  Retained earnings                                                        21,745,620           17,117,200
                                                                          -----------          -----------
      Total stockholders' equity                                           33,158,181           26,966,469
                                                                          -----------          -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $40,133,273          $31,231,273
                                                                          ===========          ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     For the three months ended            For the six months ended
                                                            February 28,                         February 28,
                                                      2010               2009              2010              2009
                                                  ------------       ------------      ------------      ------------
Revenues                                          $  6,865,096       $  9,930,518      $ 19,874,174      $ 21,642,933
Cost of revenue                                     (3,656,526)        (5,643,869)      (11,515,018)      (13,067,679)
                                                  ------------       ------------      ------------      ------------
Gross profit                                         3,208,570          4,286,649         8,359,156         8,575,254

Selling expenses                                      (107,664)          (149,169)         (243,758)         (346,232)
General and administrative expenses                   (476,672)          (462,701)         (928,236)         (889,531)
                                                  ------------       ------------      ------------      ------------

Income from operations                               2,624,234          3,674,779         7,187,162         7,339,491

Other expenses
  Interest expenses                                    (25,766)           (20,559)          (45,127)          (39,428)
  Other expenses                                          (553)            (7,322)         (969,950)          (14,773)
                                                  ------------       ------------      ------------      ------------
Total other expenses                                   (26,319)           (27,881)       (1,015,077)          (54,201)
                                                  ------------       ------------      ------------      ------------

Income before income taxes                           2,597,915          3,646,898         6,172,085         7,285,290

Provision for income taxes                                  --                 --                --                --
                                                  ------------       ------------      ------------      ------------

Net income                                           2,597,915          3,646,898         6,172,085         7,285,290
                                                  ------------       ------------      ------------      ------------
Other comprehensive item
  Foreign currency translation gain (loss)               5,762            (44,350)           19,627            (1,929)
                                                  ------------       ------------      ------------      ------------

Comprehensive Income                              $  2,603,677       $  3,602,548      $  6,191,712      $  7,283,361
                                                  ============       ============      ============      ============

Basic and diluted income per common share         $       0.11       $       0.18      $       0.28      $       0.36
                                                  ============       ============      ============      ============
Basic and diluted weighted average common
 shares outstanding                                 23,416,667         20,500,000        21,950,276        20,500,000
                                                  ============       ============      ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                           For the six months ended
                                                                                  February 28,
                                                                           2010                   2009
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  6,172,085           $  7,285,290
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                          900,645                786,797
     Loss on disposal of property & equipment                               969,369                     --
  Changes in assets and liabilities
    (Increase) decrease in -
      Accounts receivable                                                (4,692,513)            (3,122,717)
      Other receivables                                                     (47,810)              (859,158)
      Inventories                                                           848,808                764,228
    Increase (decrease) in -
      Accounts payables                                                     626,130                (53,225)
      Payroll Payable                                                        36,575                204,427
      Taxes payable                                                          21,852                  8,203
      Unearned revenues                                                   1,527,334              6,274,530
      Other payables and accrued liabilities                                531,454                431,549
                                                                       ------------           ------------

          Net cash provided by operating activities                       6,893,929             11,719,924
                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible assets                                          (30,757)                    --
  Acquisition of property & equipment                                    (7,031,696)            (1,516,607)
                                                                       ------------           ------------

          Net cash used in investing activities                          (7,062,453)            (1,516,607)
                                                                       ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                                          --                877,963
  Repayments on long-term loans                                             (36,615)                    --
  Repayments on related party loans                                              --             (2,250,959)
  Proceeds from related party loans                                       1,924,491                     --
                                                                       ------------           ------------

          Net cash provided by (used in) financing activities             1,887,876             (1,372,996)
                                                                       ------------           ------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS                     2,993                 (3,688)

NET INCREASE IN CASH & CASH EQUIVALENTS                                   1,722,345              8,826,631

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,848,040              3,328,231
                                                                       ------------           ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                 $  5,570,385           $ 12,154,862
                                                                       ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income tax paid                                                      $         --           $         --
                                                                       ============           ============
  Interest paid                                                        $     52,128           $     54,656
                                                                       ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

HQ Global Education Inc. ("the Company"), formerly known as Green Star Mining Corp., was incorporated under the laws of the State of Daleware on January 22, 2008. On February 8, 2010, the Company acquired all of the outstanding capital stock of Risetime Group Limited ("Risetime"), a BVI business company incorporated in British Virgin Islands on December 17, 2007. Risetime owns 100% of the equity of Xiangtan Nicestar Business Administration Co., Ltd. ("Xiangtan Nicestar") through its 100% subsidiary, Global Education International Ltd. ("GEI"), an investment holding company incorporated in Hong Kong on November 15, 2007. Xiangtan Nicestar is a wholly foreign-owned entity incorporated in Xiangtan City, Hunan Province, People's Republic of China on September 30, 2009 and is primarily engaged in providing business administration, planning and consulting services. Substantially all Risetime and GEI's operations are conducted in China through Xiangtan Nicestar, and through contractual arrangements with Xiangtan Nicestar's consolidated affiliated entities in China, including Hunan Oya Education Technology Co., Ltd. ("Oya") and Oya's subsidiaries and variable interest entities ("VIEs"). Oya, incorporated in Changsha City, Hunan Province, People's Republic of China on November 20, 2008, is primarily engaged in providing vocational education service and vocational skills training service.

In connection with the acquisition, the Company issued 20,500,000 shares of common stock to the shareholder of Risetime in exchange for all of the capital stock of Ristetime (the "Share Exchange" or "Merger"). Upon the completion of the Merger, the shareholders of Risetime own approximately 62.12% of the issued and outstanding capital stock of the Company and consequently control the business and operation of the Company.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Risetime and its subsidiaries will be treated as the continuing entity for accounting purposes.

In March 2010, subsequent to the end of the first quarter of fiscal year 2010, Green Star Mining Corp. changed its name to HQ Global Education Inc. to more effectively reflect the Company's business and communicate the Company's brand identity to customers.

On July 28, 2009, Oya entered into certain exclusive agreements with Changsha Huanqiu Vocational Secondary School ("Changsha Huanqiu") and Shaoshan Huanqiu Vocational Technical Secondary School ("Shaoshan Huanqiu") and their shareholders. Pursuant to these agreements, Oya provides exclusive consulting and other general business operation services to Changsha Huanqiu and Shaoshan Huanqiu in exchange for substantially all net income of Changsha Huanqiu and Shaoshan Huanqiu. Oya has the right to appoint all senior management personnel of Changsha Huanqiu and Shaoshan Huanqiu.

On November 28, 2009, Xiangtan Nicestar entered into certain exclusive agreements with Oya and its shareholders. Pursuant to these agreements, Xiangtan Nicestar provides exclusive consulting and other general business operation services to Oya in exchange for substantially all net income of Oya. All voting rights of Oya are assigned to Xiangtan Nicestar and Xiangtan Nicestar has the right to appoint all directors and senior management personnel of Oya. In addition, Oya's shareholders have pledged their equity interest in Oya to Xiangtan Nicestar as collateral for the fees for consulting and other services due to Xiangtan Nicestar.

As a result of these contractual arrangements, which obligates Oya to absorb a majority of the risk of loss from Changsha Huanqiu and Shaoshan Huanqiu's activities and enable Oya to receive a majority of its expected residual returns, Oya accounts for Changsha Huanqiu and Shaoshan Huanqiu as variable interest entities under ASC 810, "Consolidation". Accordingly, Oya consolidates Changsha Huanqiu and Shaoshan Huanqiu's results, assets and liabilities. For the same reason, Xiangtan Nicestar accounts for Oya as a VIE and consolidates Oya's results, assets and liabilities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended February 28, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the financial statements of the Company, Risetime, GEI, Xiangtan Nicestar, Oya, as well as Oya's subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision necessary for contingent liabilities, fair values, revenue recognition, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC.

Total cash at February 28, 2010 and August 31, 2009 amounted to  $5,570,385  and
$3,848,040, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

ACCOUNTS RECEIVABLE

Accounts receivable consists of balances due from the enterprises for the education services provided and due from China Overseas-Educated Scholars Development Foundation for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. As of February 28, 2010 and August 31, 2009, the allowance for doubtful debts was $55,836.

ADVANCES TO VENDORS

Advances to vendors consist of balances paid for materials for construction of classrooms and related teaching facilities that have not been provided to or received by the Company. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the services and materials become doubtful. Advances to vendors as of February 28, 2010 and August 31, 2009 amounted to $3,376,850 and $2,375,364, respectively. And the Company determines that no reserve is necessary for the six months ended February 28, 2010 and 2009.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Estimated useful lives of the assets are as follows:

     Teaching and dormitory facilities                       10 - 30 years
     Educational equipments and books                        5 years
     Office equipments and other equipments                  5 years
     Automobiles                                             5 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

CONSTRUCTION-IN-PROGRESS

The Company constructs certain of its property, plant and equipment. In addition to cost under the construction contracts, external costs directly related to the construction of such facilities, including equipment installation and shipping costs, are capitalized. Depreciation is recorded at the time assets are placed in service.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Under ASC 350, intangible asset included in the carrying value of investments is accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets during the six months ended February 28, 2010 and 2009.

UNEARNED REVENUES

Unearned revenues represent amounts received from students for tuition and service fee relating to the outside-school practice service. The Company recognizes these funds as a current liability until the revenue can be recognized. The balance of unearned revenues is not refundable.

REVENUE RECOGNITION

The Company's revenue policies are in compliance with the provision of ASC 605 "Revenue Recognition". The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists,
(ii) the services have been rendered, (iii) the fees are fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

Details are as follows:

     (a) Tuition revenue received for educational programs and services is recognized proportionately according to the progress the students complete the educational programs in the school. Tuition paid in advance is recorded as unearned revenues.
     (b) The Company provides off-campus internship arrangement for students and collects service charges at fixed amount from both recruiters and students. Revenue is recognized upon completion of the internship program.
     (c) The Company provides other services mainly logistic services for students and the revenue from such services is recognized upon completion of the service.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company's net income when those events occur. The Company had no deferred tax items as of February 28, 2010 and August 31, 2009.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs consist primarily of salaries and commissions for sales representatives, salaries for administrative staffs, rent expenses, depreciation expense and employee benefits for administrative staffs.

COMPREHENSIVE INCOME

ASC 220, "Comprehensive Income" requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

STATEMENT OF CASH FLOWS

In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature. The carrying amount of long-term loans approximates the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk in market.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the filing date and has determined there were no material events since the balance sheet date of this report.

EARNINGS PER SHARE

The Company computes earnings per share ("EPS") in accordance with ASC 260, "Earnings Per Share", which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

FOREIGN CURRENCY TRANSLATION

The Company's financial information is presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains. The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

                                        February 28, 2010        August 31, 2009
                                        -----------------        ---------------
Period end RMB: US$ exchange rate             6.8260                 6.8306
Average RMB: US$ exchange rate                6.8280                 6.8343

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses were included in selling expenses and amounted to $7,532 and $71,292 for the six months ended February 28, 2010 and 2009, respectively.

OPERATING LEASES

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Rental payables under operating lease are recognized as expense on a straight-line basis over the lease term.

RISKS AND UNCERTAINTIES

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company's operations in the PRC may be subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The
Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) "Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force". This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on the Company's consolidated results of operations and financial condition.

In June 2009, FASB established Accounting Standards CodificationTM ("Codification") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification is not expected to have a material impact on the Company's results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities ("VIEs"). The standard amends current consolidation guidance and requires additional disclosures about an enterprise's involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In May 2009, FASB issued ASC 855, Subsequent Events. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company's results of operations or financial position.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations and financial condition.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The adaption of this standard did not have a material effect on the preparation of the Company's consolidated financial statements.

NOTE 3. INVENTORY

Inventory consists of the following:

                                               As of                 As of
                                            February 28,           August 31,
                                               2010                   2009
                                            ----------             ----------
                                            (Unaudited)             (Audited)

Course materials                            $    6,560             $   45,525
Logistic supplies                               40,228                364,122
Office supplies                                  2,348                202,362
Other materials and supplies                     4,144                176,316
Textbooks                                      603,463                716,439
                                            ----------             ----------

Total                                       $  656,743             $1,504,764
                                            ==========             ==========

NOTE 4. RELATED PARTY TRANSACTIONS

As of February 28, 2010 and August 31, 2009, the balance due from related party represents loans to Shenzhen Linghai International Cargo Agent Co., Ltd ("Shenzhen Linghai"). Shenzhen Linghai is owned by Ms. Zhong Juanjuan, sister of Ms. Zhong Yabin, 10% shareholder of Oya. The loan is unsecured, interest free and repayable on demand.

NOTE 5. PROPERTY, PLANT AND EQUIPMENTS

As of February 28, 2010 and August 31, 2009, the detail of property, plant and equipments was as follows:

                                                As of                  As of
                                             February 28,            August 31,
                                                2010                   2009
                                            ------------           ------------
                                            (Unaudited)              (Audited)

Teaching and dormitory facilities           $ 15,532,291           $ 10,288,401
Educational equipments and books               3,682,710              4,068,173
Office equipments and other equipments           573,570              2,235,171
Automobiles                                      269,391                269,211
                                            ------------           ------------
        Sub-total                             20,057,962             16,860,956
Less: accumulated depreciation                (4,977,485)            (5,165,936)

Add: Construction in progress                  3,436,877              3,167,570
                                            ------------           ------------

Property, plant and equipment, net          $ 18,517,354           $ 14,862,590
                                            ============           ============

For the six months ended February 28, 2010, a total amount of $1,047,188 was completed and transferred from construction in progress to teaching and dormitory facilities.

Depreciation expense for the six months ended February 28, 2010 and 2009 was $889,295 and $781,085, respectively.

NOTE 6. INTANGIBLE ASSETS, NET

As of February 28, 2010 and August 31, 2009, intangible assets are land use rights, which are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives, which is generally 50 years and represents the shorter of the estimated usage periods or the terms of the agreements. The details of land use rights are as follows:

                                                As of                 As of
                                             February 28,           August 31,
                                                2010                  2009
                                             ----------            ----------
Land use rights                              $1,122,734            $  561,926
Less: accumulated amortization                  (95,997)              (84,587)
                                             ----------            ----------

Land use rights, net                         $1,026,737            $  477,339
                                             ==========            ==========

Amortization expenses for the land use rights totaled $11,350 and $5,712 for the six months ended February 28, 2010 and 2009, respectively.

NOTE 7. SHORT-TERM LOANS

As at August 31, 2009, the short-term borrowings consisted of two loans of $292,949 (RMB 2,000,000) and $439,423 (RMB 3,000,000) from Changsha Foundation for Education. The two loans were unsecured and bore an interest at 5% per annum and are repayable on March 17, 2010 and July 31, 2010, respectively. The $292,949 loan was extended with the new maturity date on March 16, 2011. As of February 28, 2010, in addition to the loans mentioned above, the Company borrowed a new short-term loan of $285,672 (RMB1,950,000) from Ningxiang Rural credit Cooperative Union. The loan bears an interest at 8.50% per annum and will mature on December 13, 2010 and was secured by a land use right of the Company with the cost of $432,073.

NOTE 8. LONG-TERM LOANS

The details of long-term loans outstanding as at February 28, 2010 are as follows:

                                                                                Interest
            Lender                                        Term                   rate           Principal
-------------------------------------------    ----------------------------     -------  ------------------------
                                                   From             To                      RMB            US$
                                               ------------    ------------              ---------      ---------
LONG-TERM LOAN - CURRENT PORTION
  Changsha Foundation for Education            Jul 31, 2008    Jul 18, 2010      0.00%     500,000         73,249
                                                                                         ---------      ---------
                                                                                           500,000         73,249
LONG-TERM LOAN - NON-CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union     Sep 1, 2009     Jul 21, 2011      8.64%   1,600,000        234,397
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 13, 2011     10.80%   1,350,000        197,773
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 23, 2011     10.80%   1,400,000        205,098
                                                                                         ---------      ---------
                                                                                         4,350,000        637,268

The details of long-term loans outstanding as at August 31, 2009 are as follows:

                                                                                Interest
            Lender                                        Term                   rate           Principal
-------------------------------------------    ----------------------------     -------  ------------------------
                                                   From             To                      RMB            US$
                                               ------------    ------------              ---------      ---------
LONG-TERM LOAN - CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union     May 30, 2009    May 30, 2010     10.80%   2,000,000        292,801
  Ningxiang Rural Credit Cooperative Union     Dec 28, 2007    Dec 28, 2009     12.10%   1,800,000        263,521
  Changsha Foundation for Education            July 31, 2008   July 18, 2010     0.00%     500,000         73,200
                                                                                         ---------      ---------
                                                                                         4,300,000        629,522
LONG-TERM LOAN - NON-CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 13, 2011     10.80%   1,350,000        197,641
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 23, 2011     10.80%   1,400,000        204,960
                                                                                         ---------      ---------
                                                                                         2,750,000        402,601

The loans borrowed from Ningxiang Rural Credit Cooperative Union were collateralized by the buildings with an aggregate cost of $743,249 and land use rights with an aggregate cost of $46,640. The $73,200 loan borrowed from Changsha Foundation for Education was unsecured and bore no interest. The $292,801 and 263,521 loans were repaid in September 2009 and December 2009, respectively. For the six months ended February 28, 2010 and 2009, the Company incurred $56,836 and $64,103 interests for the above loans.

NOTE 9. OTHER PAYABLES AND ACCRUED LIABILITIES

As of February 28, 2010 and August 31, 2009, other payables and accrued liabilities are as follows:

                                                 As of                As of
                                              February 28,          August 31,
                                                 2010                 2009
                                              ----------           ----------

Staff welfare payable                         $1,016,863           $  836,434
Others                                           418,060               66,291
                                              ----------           ----------

Total                                         $1,434,923           $  902,725
                                              ==========           ==========

NOTE 10. TAXES

(A) CORPORATION INCOME TAX ("CIT") AND BUSINESS TAX

The Company is governed by the Income Tax Law of the People's Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The applicable business tax rate for educational service is currently 5%.

The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. According to Law of the People's Republic of China on Promotion of Privately-run Schools, implemented from September 1, 2003, and the Notice of Tax Policy for Education Activities (Caishui [2004] No.39), issued and became effective on February 5, 2004, some specific enterprises, organizations and schools could enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As the operation of the Company meets the requirements of the regulations aforementioned, the Company is therefore exempt from business tax and income tax.

No income tax and business tax were provided for the reporting period in accordance with the regulations of the relevant taxing authorities.

(B) TAX PAYABLE

The Company's tax payable represents the unremitted individual income tax withheld on behalf of the employees. As of February 28, 2010 and August 31, 2009, the tax payable amounted to $42,452 and $20,580, respectively.

NOTE 11. STOCKHOLDERS' EQUITY

(A) COMMON STOCK

HQ Global Education Inc. ("the Company"), formerly Green Star Mining Corp., was incorporated under the laws of the State of Delaware on January 22, 2008, with 100,000,000 shares of common stock authorized at par value of US$0.0001.

On January 25, 2008, the Company issued a total of 1,500,000 shares of common stock to Nan E. Weaver for cash in the amount of $0.01 per share for a total of $15,000.

On July 22, 2008 the Company issued a total of 1,000,000 shares of common stock to individuals for cash in the amount of $0.025 per share for a total of $ 25,000.

On November 23, 2009, the Company approved a 5-for-1 forward stock split of all issued and outstanding shares of common stock of the Company. On November 25, 2009, the Financial Industry Regulatory Authority ("FINRA") approved the Company's application for forward stock split applicant. As a result, effective on December 7, 2009 and prior to the Share Exchange consummated on February 8, 2010, the Company had a total of 12,500,000 shares of common stock issued and outstanding.

On February 8, 2010, the Company entered into a share exchange agreement with Risetime and its sole shareholder, Nicestar International Ltd. ("Nicestar"), a British Virgin Islands company. Pursuant to the Share Exchange Agreement, the Company issued 20,500,000 shares of its common stock, par value $0.0001 per share, to Nicestar, representing 62.12% of the Company's issued and outstanding common stock, in exchange for all of the outstanding shares of Risetime held by Nicestar. Immediately after this share exchange, the Company had 33,000,000 shares of common stock issued and outstanding.

As of February 28, 2010 and August 31, 2009, there was 33,000,000 and 20,500,000 share of common stock issued and outstanding, respectively.

(B) PREFERRED STOCK

On December 31, 2009, the Board of Directors of the Company authorized 40,000,000 shares of preferred stock at par value of $0.001. As of February 28, 2010 and August 31, 2009, there was zero share of preferred stock issued and outstanding.

(C) STATUTORY RESERVE

According to Law of the People's Republic of China on Promotion of Privately-run Schools, implemented from September 1, 2003, the Company and the related subsidiaries are required to set aside at least 25% of their after-tax net profits each year, if any, to fund the statutory reserves for the future development of educational activities. The statutory reserves are not distributable in the form of cash dividends to the shareholders.

For the six months ended February 28, 2010 and 2009, the Company has made appropriations in the amount of $1,543,665 and $1,821,311 to this statutory reserve, respectively. As of February 28, 2010 and August 31, 2009, the balances of the statutory reserve were $8,490,436 and $6,946,771, respectively.

NOTE 12. WEIGHTED AVERAGE NUMBER OF SHARES

In February 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 13. COMMITMENTS

OPERATING LEASE

The  commitments  are  primarily  the rental for the campus of Shaoshan  Huanqiu
Vocational Technical Secondary School, a VIE of Oya, and for the Company's office space and warehouse. As of February 28, 2010, the commitments related to the above rental are as follows:

For Years Ended August 31,                      RMB                       US$
--------------------------                  ----------                ----------

2010                                           488,912                $   71,625
2011                                           967,682                   141,764
2012                                           944,686                   138,395
2013                                         1,008,109                   147,686
2014                                         1,075,844                   157,609
Thereafter                                     898,895                   131,687
                                            ----------                ----------

      Total                                  5,384,128                $  788,766
                                            ==========                ==========

CAPITAL COMMITMENTS

In exchange for obtaining the approval to provide educational services in the schools of Hunan Province and Sichuan Province in the PRC, the Company have commitments with the local governments to spend a total amount of Rmb122,800,000 ($17,987,060) for the expansion of those schools during the company's operating periods within them. As of February 28, 2010, Rmb29,192,311 ($4,275,927) has incurred regarding these commitments. The outstanding Rmb93,607,690 ($13,711,133) is for the remaining contract periods should be incurred according to the following schedule:

By December 31,                                RMB                       US$
---------------                            -----------               -----------

2010                                        17,000,000               $ 2,490,065
2011                                        21,104,990                 3,091,341
2012                                           800,000                   117,180
2013                                           800,000                   117,180
2014                                           800,000                   117,180
Thereafter                                  53,102,700                 7,778,187
                                           -----------               -----------

      Total                                 93,607,690               $13,711,133
                                           ===========               ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report or other reports or documents we file with the Securities and Exchange Commission from time to time. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

Management's discussion and analysis is intended to help the reader understand the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes ("Notes") included in this Form 10-Q.

The Company was incorporated under the laws of the State of Delaware on January 22, 2008 and became an OTC-listed reporting issuer on September 11, 2008. Currently, the Company's CUSIP Number is 40431B100 and is having its common stock trade on OTC Bulletin Board with the ticker HQGE.

On February 11, 2010, the Company completed a reverse acquisition transaction with Risetime Group Limited ("Risetime"), a company incorporated under the laws of British Virgin Island. The exchange was consummated under the laws of the State of Delaware and pursuant to the terms of the Share Exchange Agreement dated as of February 8, 2010 ("Share Exchange Agreement").

Pursuant to the Share Exchange Agreement, the Company issued 20,500,000 shares of its common stock, par value $0.0001 per share, to the stockholder of Risetime, Nicestar International Limited ("Nicestar"), representing 62.12% of the Company's issued and outstanding common stock, in exchange for the 1(one) outstanding sharein Risetime held by Nicestar. Immediately after giving effect to the reverse transaction, the Company had 33,000,000 shares of its common stock outstanding. Pursuant to this exchange, Risetime became a wholly-owned subsidiary of the Company.

Most of the business operations of Risetime, namely our operation, are conducted through Risetime's Chinese variable interest entity - Hunan Oya Education Technology Co., Ltd. ("Oya"), a customized educational service provider. Oya carries out the "Customized Education" mode in China and offers a wide range of educational programs and services through vocational secondary schools. Our business consists primarily of education programs for various vocational skills, school logistic services and development of educational materials. We have abundant student sources that cover 21 provinces and 26 nationalities, including graduates from junior high schools, senior high schools and junior colleges, unemployed people and rural labor force.

From the entrance to WTO, hosting the 2008 Olympic Games, to hosting the 41st World Expo in Shanghai in 2010, China has been regarded as the manufacturing center of the world and has attracted a majority of international financial sources. In line with the high economic growth rate, demand for workers and technicians with specific skills has increased dramatically. To match the requirements, the Chinese government issued several regulations such as Vocational Education Law of the People's Republic of China, Regulations of the People's Republic of China on Chinese-Foreign Cooperation in Running Schools, and Law of the People's Republic of China on the Promotion of Privately-run Schools to enhance the development of the vocational education industry. Under such preferential policies, we have experienced significant growth in our business in recent years. Our net income increased from $7,797,558 in the twelve months ended August 31, 2008 to $10,667,175 in the twelve months ended August 31, 2009, demonstrating an annual growth rate of 36.80%. As of February 28, 2010, we had 2,692 faculty members in total to serve students at 8 vocational or technical schools. We have established cooperative relationship with nearly 120 enterprises to supply our trained students and make various training courses available to their employees. These cooperative enterprises are located mainly in the economical centers of China, which cover, inter alia, Yangtze River Delta (radiating from Shanghai to Nanjing, Hangzhou, Wuxi, Ningbo and other coastal areas), the Pearl River Delta (radiating from Shenzhen to Dongguan, Guangzhou, Huizhou, Panyu, Qingyuan, Shaoguan and other coastal areas), and many inland provinces in China. For the six months ended February 28, 2010, the employment rate remained 100% for the students who graduated from our educational programs.

Our revenue historically has fluctuated quarterly in our fiscal year due to a flexible educational calendar year. Holidays, especially the Chinese New Year, are one of the critical factors we have to consider while determining our teaching calendar. For instance, our students left for winter vacation and Chinese New Year in February 2010 and returned for the second teaching semester in March 2010, which is one month later than 2009. Therefore, a large portion of tuition fees has to be recognized in the third quarter, instead of the second quarter of the fiscal year 2010. That is the major reason we saw a decrease in revenue for the current reporting period ended February 28, 2010. Yet, because of the time difference in certain revenue recognition, the operating results in the third and fourth quarters will be higher than the same period of prior year.

OPERATING ACTIVITIES

ORDER-ORIENTED EDUCATION

Mr. Guangwen He is the founder and CEO of Oya Education Technology Co., Ltd., Changsha HQ Global Vocational School and Shaoshan HQ Global Technical School. He has been engaged in vocational education and related investments since 1994. "Order-oriented Education", or customized education, was created by Mr. Guangwen He and currently is our main operation mode. At present, we run 8 schools in total, namely, Changsha HQ Global Vocational School, Shaoshan HQ Global Vocational School, Shaoshan Vocational Secondary School, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Industrial Vocational Technical School, via exclusive business cooperation agreements. We divide our teaching calendar into two semesters every year. The first and second semester for fiscal year 2008 lasted from September 2007 to January 2008 and from February 2008 to August 2008 (including two-month summer break), respectively, our first and second semester for fiscal year 2009 lasted from September 2008 to January 2009 and from February 2009 to August 2009 (including two-month summer break), respectively. Our most recent teaching semester lasted from September 1, 2009 to January 31, 2010. During this semester, we offered a total of around 60 programs under 17 categories to 32,238 students.

Order-oriented Education refers to the educational program that tailors vocational education and training via cooperation agreements between us and various enterprises. Under Order-oriented Education, we design and offer courses to meet the specific needs of target employers. We first try to understand the requirements of the industry, such as the specific skills and the number of potential employees that are needed, and sign cooperation contracts with the enterprises. Our schools then customize the curriculums according to the specific requirements. At this stage, our revenue is derived from the students' tuition and is recognized proportionately within the semester.

In the winter and summer break, work-study programs, i.e. off-campus internships, are arranged for students. Our teachers work as the team leaders for these students who are sent to different enterprises in groups. Such on-field practice help students understand the business atmosphere and the production process and prepare them with certain skills the enterprises are looking for. As a result, students are competent for their position without further training once they graduate from our secondary schools.

For the internship arrangement, commissions are charged to the enterprises based on the number of students they receive and we also obtain management fees from students with a fixed rate per student per month. Such revenue is recognized upon the completion of the internship arrangement. Upon graduation, eligible students are usually hired by the same enterprises in which they take the internship. In such instances, students are to make a one-off payment to us for employment recommendations. Based on the training programs we design and the number of students we offer, we collect commissions for employment recommendation from recruiters at a fixed amount per person. We recognize such revenue upon the completion of all the services related to the job arrangement.

"Order-oriented Education" reflects the resource sharing between schools and enterprises. It benefits our students in their job hunting endeavors after graduation. As a consequence, student recruitment witnessed a significant expansion in recent years for our 8 schools that are located in Shaoshan, Changsha and Shaoyang of Hunan Province, and in Lushan, Shimian, Tianquan and Yingjing of Sichuan Province, respectively. To carry out the customized training program, we set up cooperative relationships with approximately 120 enterprises as of February 28, 2010, including Fuji Xerox Technology (Shenzhen) Co., Ltd., Flextronics (Zhuhai) Co., Ltd., Dongguan Master Electronics Co., Ltd., Huizhou Manley Toys Limited, Shanghai Inventec Co., Ltd., among many others.

RAIN-DEW PLAN TENGFEI PROJECT

On December 28, 2007, the State Council Leading Group Office of Poverty Alleviation and Development of the People's Republic of China launched "Rain-dew Plan Tengfei Project" (the "Project") together with China Overseas Scholarship Development Foundation in Hunan Province and several other provinces. The Project aims to support the junior middle school graduates with financial hardship, to receive the continuing educational program. Students under the Project are recommended for work at enterprises located in Yangtze River Delta and Pearl River Delta after they finish the vocational or technical training programs in our schools that last for one to three years. Some of the students can even apply for overseas education after they graduate from our schools. China Overseas Scholarship Development Foundation is responsible for paying upfront fees to our schools under the Project, including the tuitions and miscellaneous fees as required by the customized educational program. Students only need to pay their living expenses and travel expenses during the educational program and start to pay back their tuitions, without interest rate, to China Overseas Scholarship Development Foundation after they get employed.

Our school in Changsha became one of the educational program providers under the Project since the second semester of 2008. The Project provides an important source of our students. During the first year of the project, 5,310 students were enrolled from 18 cities or areas and majoring in Computer and Application, Application of Electronics Technology, Apparel Design and Manufacturing, E-commerce and others. The number of students from the Project increased to 11,673 in the first semester of 2010 and is expected to increase further in the coming year.

PROSPECT

Under economic globalization, enterprises in China are expanding faster than ever and this has resulted in a serious shortage of skilled personnel. According to the Vocational Education 5-Year Development Plan issued on May 17, 2007 by the Ministry of Education, the number of secondary vocational students shall reach 21 million in 2010. A study conducted by National Institute for Educational Research showed that the shortage of technical talents will range from 17.46 million to 26.65 million as of 2010. This provides a huge expansion space for the vocational education in mainland China and provides desirable opportunities for the development of our business.

For the following three years, our business development plan includes:

     * Under the customized education mode, we will build several new teaching facilities at our existing schools so as to expand the capacity of student enrollment. Meanwhile, in addition to the eight schools we currently operate, we are expecting to add six to ten vocational or technical schools in the coming years which potentially locate in Yunnan Province, Shanxi Province, Liaoning Province, Guangxi Province and so on, in addition to the eight schools we currently operate.

     * We are going to reach agreements to cooperate in running maritime schools in Dongying and Weifang in Shandong Province, so that we may start to offer marine service-related majors to students in these cities.

     * We will build solid cooperative relationship with more enterprises and actively promote the customized education mode. Our students will be giving more chances for internship. Meanwhile, we will make certain training programs available for employees at target enterprises.

     * We will further integrate the social resources to launch the "Remote Network Education".

     * We have set up a department responsible for editing and compiling the teaching materials for our educational programs, which we believe will safeguard our education quality. We have obtained licenses from Press and Publication Bureau of Hunan Province for editing, publishing and issuing books, and we have reached a cooperative agreement with Hunan People's Publishing House. In coming years, publication of teaching materials will be incorporated in our business operation and we expect to distribute such materials nationwide to outside schools.

     * To keep our development sustainable, we will enhance image building of our brand and create distinctive brand characters. Management believes this is essential for stable long term growth. We continue to see improvement in the core capacity of our management team, marketing team and auditing team as well as in our overall business capability.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

Results of operation are a general reflection of our experience in providing customized educational programs, the reputation of our schools, the scalability of our schools and the total number of students, all of which demonstrated a growth trend in the past years and are expected to expand in the future. Our expansion can be reflected specifically in the increase of our student enrollment, the development of new customized educational programs, the cooperation with more target employers, the education appropriations from local government for running new schools. The accumulative number of students (including current students and students graduated from our schools) increased from 34,000 for the semester ended August 31, 2005 when we operated one vocational school, to approximately 93,800 for the eight schools we operated in the semester ended February 28, 2010.

The following table summarizes our operating results for the three months and six months ended February 28, 2010 and 2009, respectively:

                       For the three months ended                            For the six months ended
                              February 28,                 Comparison               February 28,              Comparison
                          -------------------         --------------------      -------------------      --------------------
                          2010           2009         Amount       Percent      2010           2009      Amount       Percent
                          ----           ----         ------       -------      ----           ----      ------       -------
                           US$            US$           US$           %          US$            US$        US$           %
Revenues                6,865,096      9,930,518    (3,065,422)    (30.87)   19,874,174     21,642,933  (1,768,759)     (8.17)
Cost of revenue        (3,656,526)    (5,643,869)    1,987,343     (35.21)  (11,515,018)   (13,067,679)  1,552,661     (11.88)
                       ----------     ----------    ----------    -------   -----------    -----------  ----------    -------

Gross profit            3,208,570      4,286,649    (1,078,079)    (25.15)    8,359,156      8,575,254    (216,098)     (2.52)

Selling expenses         (107,664)      (149,169)       41,505     (27.82)     (243,758)      (346,232)    102,474     (29.60)
G&A expenses             (476,672)      (462,701)      (13,971)      3.02      (928,236)      (889,531)    (38,705)      4.35
                       ----------     ----------    ----------    -------   -----------    -----------  ----------    -------

Income from operations  2,624,234      3,674,779    (1,050,545)    (28.59)    7,187,162      7,339,491    (152,329)     (2.08)

Other expenses            (26,319)       (27,881)        1,562      (5.60)   (1,015,077)       (54,201)   (960,876)  1,772.80

Income taxes                   --             --            --      --               --             --          --      --
                       ----------     ----------    ----------    -------   -----------    -----------  ----------    -------

Net income              2,597,915      3,646,898    (1,048,983)    (28.76)    6,172,085      7,285,290  (1,113,205)    (15.28)
                       ==========     ==========    ==========    =======   ===========    ===========  ==========    =======

For the six months ended February 28, 2010, we achieved total revenue of $19,874,174, representing a decrease of 8.17% when compared to $21,642,933 for the same period of fiscal year 2009. For the three months ended February 28, 2010, we achieved total revenue of $6,865,096, representing a decrease of 30.87% when compared to $9,930,518 for the same period of 2009. Revenue decreased due to the whole month of February of 2010 is winter vocation and no revenue was recognized in this month.

Similarly, since the students did not return to schools in February 2010, there was not as much cost incurred as the same period in 2009. During the reporting period, off-campus internship arrangement began in the middle of November 2010 and lasted for a longer term comparing with the same period in 2009. In connection with the increased student enrolments, more students are involved in off-campus internship arrangement, especially the profit related internship. This has resulted in the significant increase in gross margin of the second fiscal quarter of 2010 compared to the same period in 2009.

This chart below shows the time difference of our relative teaching calendars in 2010 and 2009:

                                               2009                                        2010
                               ------------------------------------        ------------------------------------
Period of first semester       September 1, 2008 - January 15, 2009        September 1, 2009 - January 31, 2010
Chinese New Year                         January 26, 2009                           February 14, 2010
Start of second semester                 February 12, 2009                          March 1, 2010

In order to better illustrate the operating results for the Company, we list the profit and loss statement of each semester as follows:

OPERATING RESULTS FOR EACH SEMESTER FROM 2008 TO 2010

Stated in US$                      2010                     2009                             2008
                               ------------     -----------------------------    -----------------------------
                               1st Semester     2nd Semester     1st Semester    2nd Semester     1st Semester
                               ------------     ------------     ------------    ------------     ------------
Revenues                        19,874,174       18,518,788       17,592,570       16,005,406       12,798,577
Cost of revenue                (11,515,018)     (11,477,851)     (11,358,571)     (10,805,949)      (8,387,230)
                               -----------      -----------      -----------      -----------      -----------

Gross profit                     8,359,156        7,040,937        6,233,999        5,199,457        4,411,347

Selling expenses                  (243,758)        (307,196)        (333,380)        (430,592)        (294,483)
G&A expenses                      (928,236)        (986,070)        (832,107)        (539,539)        (460,900)
                               -----------      -----------      -----------      -----------      -----------

Income from operations           7,187,162        5,747,671        5,068,512        4,229,326        3,655,964

Other expenses                  (1,015,077)        (105,460)         (43,548)         (73,047)         (14,685)
                               -----------      -----------      -----------      -----------      -----------

Income before income taxes       6,172,085        5,642,211        5,024,964        4,156,279        3,641,279
                               ===========      ===========      ===========      ===========      ===========

In line with the business expansion, both revenue and profit have demonstrated successive growth in each semester of these fiscal years. Our net profit was $3,641,279 in the first semester of 2008 which lasted from September 2007 to January 2008, $4,156,279 in the second semester of 2008 which lasted from February 2008 to June 2008, $5,024,964 in the first semester of 2009 which lasted from September 2008 to January 2009, $5,642,211 in the second semester of 2009 which lasted from February 2009 to June 2009, and $6,172,085 in the first semester of 2010 which lasted from September 2009 to January 2010, respectively. The stable growth in operating results in each semester was the combined effect of the following factors:

For the first semester of 2010, the Company achieved total revenue of $19,874,174, representing an increase of $2,281,604 or 12.97% when compared to $17,592,570 for the first semester of 2009. The significant increase in revenue was mainly attributable to the expansion of our operation as reflected in the following:

(1) Student enrollment in the semester started September 1, 2008 totaled 28,782 and the number increased to 32,238 in the first semester of 2010 which started from September 1, 2009, representing an increase of 12.01%.
(2) Cooperation agreements we entered into with maritime school in Shandong Province took effect from the semester started September 1, 2009. According to the agreements, we provide the student enrollment services to the maritime school and are entitled to receive the flat fees for each student we enroll on behalf of maritime school. We sent 105 students to the maritime school during the first semester of 2010 and this new business contributed $220,000 to total revenue.
(3) As of April 30, 2009, our variable interest entities, Hunan Oya Education Technology Co., Ltd. entered into exclusive business cooperation agreements with Shaoshan Vocational Secondary School ("Shaoshan Vocational School"), operated in Shaoshan, Hunan Province and from then on the operating results of Shaoshan Vocational School was consolidated into our financial statements. On September 1, 2009, Shaoshan Vocational School commenced operation and contributed $1.3 million to the total revenue for the first semester of 2010.
(4) The increase in revenue from off-campus internship arrangement. With the expanding student enrollment, the number of students who participated in off-campus internship arrangements increased from 13,723 in the first semester of 2009 to 19,318 in the first semester of 2010, with a rate of 40.77%.

The cost of sales incurred was $11,515,018 in the first semester of 2010, $11,358,571 in the first semester of 2009 and $8,387,230 in the first semester of 2008. Revenue outpaced cost of sales and we saw a higher gross profit margin in first semester of 2010. With the increase of student enrollment, variable cost increased while the fixed cost remains stable. In addition, off-campus internship generated a higher revenue and margin during this reporting period, given the fact that more students participated in the off-campus internship in well-paid industry for a comparatively longer term.

Selling expenses decreased from $333,380 in the first semester of 2009 to $243,758 in the first semester of 2010, representing a decrease of 26.88%. Thanks to our extending business and enhanced reputation, more enterprises are willing to establish cooperation relationship with us, which was very helpful to reduce the marketing efforts on our part. More students are interested with our vocational education and training program so that we were able to reduce travel, advertising as well as other related expenses. In the end, total selling expenses decreased accordingly.

G&A expenses increased from $460,900 in the first semester of 2008 to $832,107 in the first semester of 2009, and increased to $928,236 in the first semester of 2010. The increase of 11.55% in G&A expenses was mainly attributable to two factors:

(1) New school. We employed more management personnel for our new school - Shaoshan Vocational Secondary School since April 2009 and this led to an increase of $76,750 in salaries and welfare.
(2) The listing of the Company. The Company went public in the first semester of 2010. In order to prepare for public listing, the Company had to recruit more management staff and this has resulted in the increase in salaries and welfare. The management personnel's salaries and welfare of the Company was $157,413 in the first semester of 2010, representing an increase of $113,568 or 259.02% comparing with the $43,845 of the first semester of 2009. At the same time, entertainment expenses also increased.

REVENUES

The table below illustrates the revenue from different services for the first semesters of 2010 and 2009:

                                                    2010            2009         Comparison
                                                1st Semester    1st Semester       Amount       Percent
                                                ------------    ------------       ------       -------
                                                     US$             US$             US$            %
Tuition revenue                                  12,654,239      10,802,076       1,852,163       17.15
Revenue of off-campus internship arrangement      1,481,484         984,377         497,107       50.50
Revenue of other services                         5,738,451       5,806,117         (67,666)      (1.17)
                                                 ----------      ----------      ----------       -----

Total revenue                                    19,874,174      17,592,570       2,281,604       12.97
                                                 ==========      ==========      ==========       =====

(1) Tuition revenue is collected from students after we file and update our fee schedules with each local authority. An increase in tuition revenue was resulted from the increase in the students enrolled and the new campus in Shaoshan, Hunan Province.
(2) Revenue from our off-campus internship arrangement service is collected at a fixed amount per student each time from employers, and a fixed amount from the student per month. We launched such arrangements with more enterprises in 2010 comparing with 2009. During the first semester of 2010, cooperative enterprises were looking for more students, so we sent them additional 5,595 students under off-campus internship arrangement. In the meanwhile, the term of the off-campus internship arrangement in the first semester of 2010 was longer than that in the first semester of 2009. The above mentioned factors have led to the increase in revenue.
(3) Revenue of "other services" consists of revenue from campus logistics services and governmental subsidies for vocational education. The government pays subsidies periodically. The decrease in the revenue from other services was due to the change of the local government's incentive policy for educational industry. We received more subsidies in the first semester of 2009 than the first semester of 2010.

SELLING EXPENSES

The table below set forth the selling expenses for the three months and six months ended February 28, 2010 and February 28, 2009:

                          For the three months ended                       For the six months ended
                                 February 28,              Comparison             February 28,               Comparison
                              ------------------       ------------------      -----------------       ------------------
                              2010          2009       Amount     Percent      2010         2009       Amount     Percent
                              ----          ----       ------     -------      ----         ----       ------     -------
                               US$           US$         US$         %          US$          US$         US$         %
Salary and staff welfare     51,956        60,659      (8,703)    (14.35)     97,967       104,258     (6,291)     (6.03)
Office expenses               5,167        14,684      (9,517)    (64.81)      7,781        16,636     (8,855)    (53.22)
Advertising                   2,301         7,888      (5,588)    (70.84)      5,833        65,734    (59,901)    (91.13)
Travel expenses              31,959        38,374      (6,415)    (16.72)     83,299        99,331    (16,032)    (16.14)
Others                       16,281        27,564     (11,283)    (40.93)     48,878        60,273    (11,395)    (18.91)
                           --------      --------    --------      -----    --------      --------   --------      -----

Total                       107,664       149,169     (41,505)    (27.82)    243,758       346,232   (102,474)    (29.60)
                           ========      ========    ========      =====    ========      ========   ========      =====

Our selling expenses decreased by 27.82% from $149,169 in the three months ended February 28, 2009 to $107,664 in the three months ended February 28, 2010, and decreased by 29.60% from $346,232 in the six months ended February 28, 2009 to $243,758 in the six months ended February 28, 2010. The decrease was primarily due to the decrease of advertising and travel expenses. With the growth of our business and reputation, more enterprises sought our customized education programs in the current year, which ensured the reduction of marketing efforts on our part. More students also got to know our vocational education and training program and travel, advertising as well as other related expenses were reduced, and this led to the decrease in total selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

The table below illustrates the details of General and administrative expenses for the three months and six months ended February 28, 2010 and 2009:

                          For the three months ended                       For the six months ended
                                 February 28,              Comparison             February 28,              Comparison
                              ------------------       ------------------      -----------------      ------------------
                              2010          2009       Amount     Percent      2010         2009      Amount     Percent
                              ----          ----       ------     -------      ----         ----      ------     -------
                               US$           US$         US$         %          US$          US$        US$         %
Salary and staff welfare     212,172      210,984        1,188      0.56      405,320      376,603      28,717      7.63
Office expenses               96,425      113,168      (16,743)   (14.79)     206,226      264,201     (57,975)   (21.94)
Maintenance                    1,063        1,124          (61)    (5.43)       1,711        3,467      (1,756)   (50.65)
Rental                        31,790       28,676        3,114     10.86       61,231       56,432       4,799      8.50
Depreciation                   5,698       12,568       (6,870)   (54.66)      28,105       17,025      11,080     65.08
Others                       129,524       96,182       33,342     34.67      225,643      171,803      53,840     31.34
                             -------      -------      -------     -----      -------      -------     -------     -----

Total                        476,672      462,702       13,970      3.02      928,236      889,531      38,705      4.35
                             =======      =======      =======     =====      =======      =======     =======     =====

Our general and administrative expenses increased by 3.02% from $462,702 for the three months ended February 28, 2009 to $476,672 for the three months ended February 28, 2010, and increased by 4.35% from $889,531 for the six months ended February 28, 2009 to $928,236 for the six months ended February 28, 2010. This increase was primarily due to the increase in the salaries and welfares paid to our administrative staff, including senior managers and other employees in finance and accounting, and general administration. These employees were hired to support our expanded operations in the fiscal year 2010.

OTHER EXPENSES

The other expenses slightly decreased from $27,881 for the three months ended February 28, 2009 to $26,319 for the three months ended February 28, 2010, and increased significantly from $54,201 for the six months ended February 28, 2009 to $1,015,077 for the six months ended February 28, 2010. This increase was primarily due to the disposal of aged fixed assets in the first fiscal quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash generated from operating activities and financing activities.

As of February 28, 2010, our total assets were $40,133,273, representing an increase of $8,902,000 or 28.50% when compared with $31,231,273 on August 31, 2009. As of February 28, 2010, we had $20,589,182 in current assets, representing an increase of $4,697,838 or 29.56% when compared with $15,891,344 on August 31, 2009. As of February 28, 2010, non-current assets were $19,544,091, representing an increase of $4,204,162 or 27.41% as compared to $15,339,929 on August 31, 2009.

Current assets as of February 28, 2010 consist of cash and cash equivalents of $5,570,385, inventory of $656,743, accounts receivable of $10,411,046, other debtors of $574,158 and advances to vendors of $3,376,850.

Most of our transactions with customers are settled in cash. The balance of accounts receivable (net of allowance) increased $4,697,555, from $5,713,491 as of August 31, 2009 to $10,411,046 as of February 28, 2010. Such increase is attributable to the accounts receivable due from China Overseas Scholarship Development Foundation under the Rain-dew project that started from September 2008. As of February 28, 2010, $2,307,120 or approximately 22.04% of accounts receivable, aged less than three months; $4,346,670or 41.53% of accounts receivable, aged from four months to six months; $1,792,651 or 17.13% of accounts receivable aged from six months to 12 months; and $2,020,478 or 19.3% only of accounts receivable aged for more than 12 months. Due to the fact that almost all of the accounts receivable aged more than 12 months are receivable from the government authorities, the management determines that no reserve is necessary.

As of February 28, 2010, our total liabilities were $6,975,092, representing an increase of $2,710,288 or 63.55% as compared to $4,264,804 on August 31, 2009.
As of February 28, 2010, the balance of loan outstanding was $1,728,681, representing a decrease of $35,444 or 2% as compared to $1,764,125 on August 31, 2009. Accounts payable were $1,954,803 as of February 28, 2010, representing an increase of $627,181 or 47.24% as compared with $1,327,622 on August 31, 2009. As of February 28, 2010, accounts payable were primarily due to Changsha University of Science & Technology for a cooperative education program and to maritime schools for the tuition we collected on behalf of them under the cooperation agreements. As of February 28, 2010, the balance of unearned revenues was $1,536,010, representing an increase of $1,527,735 as compared to $8,275 on August 31, 2009. The unearned revenue on February 28, 2010 was mainly tuition and other service fee received in advance from students and enterprises. August 31, 2009 was the end of school year, by when, most advance received from students had been transferred to revenue.

As of February 28, 2010, stockholder's equity was $33,158,181, representing an increase of $6,191,712 or 22.96% as compared to $26,966,469 on August 31, 2009.

CASH FLOWS

As of February 28, 2010, the Company's cash and cash equivalents were $5,570,385, representing an increase of $1,722,345 as compared with $3,848,040 on August 31, 2009.

As of February 28, 2010, net cash flows provided by operating activities were $6,893,929, representing a decrease of $4,825,995 as compared with $11,719,924 on February 28, 2009. The decrease was mainly due to the decrease of unearned revenues collected from students. The second semester of 2009 started in February 2009, when the Company received advance payment from student for tuitions for the second semester and was recognized as unearned revenue, whereas in 2010, the second semester started from early March, there is no tuitions paid in advance before February 28, 2010. This resulted in the significant decrease in net cash flows provided by operating activities.

As of February 28, 2010, net cash flows used in investing activities were $7,062,453, representing an increase of $5,545,846 as compared with $1,516,607 on February 28, 2009. The major investment for the six months ended February 28, 2010 refers to the construction of the dormitory buildings and teaching facilities in Shaoyang, Tianquan and Shaoshan campus. The financial resources were generated from operating activities and credit funds.

As of February 28, 2010, net cash flows provided by financing activities were $1,887,876, representing an increase of $3,260,872 as compared with net cash used in financing activities of $1,372,996 for the six months ended February 28, 2009. During the six months ended February 28, 2009, there was a capital contribution of $877,963 and the cash inflow was offset by the repayment of loans from the related parties in the amount of $2.2 million. During the six months ended February 28, 2010, the Company received the repayment of $1,924,491 related party loan. With the combined effect of above mentioned factors, the net cash flows provided by financing activities increased.

FUTURE INVESTMENT PLAN

Pursuant to the cooperation agreements with the schools, our total investment amount during the cooperation periods is $17,987,060. Up to February 28, 2010, we have invested $4,275,927 in several schools and the amount of $13,711,133 will be paid within the cooperation periods. The table below illustrates the details of the cooperation agreements with exact investment amount and implementation status of these agreements:

Location                                   Total contract      Amount       Investment amount
of school        Cooperation period            amount         invested     committed in future
---------        ------------------            ------         --------     -------------------
                                                 US$             US$               US$
Shaoshan      From Apr 2009 to Jun 2029       8,788,466       1,420,071         7,368,395
Shaoyang      From Jan 2008 to Jan 2026       4,394,233         439,423         3,954,810
Lushan        From May 2006 to Jul 2021       1,464,744         805,609           659,135
Tianquan      From Feb 2006 to Jul 2021       1,874,873         900,423           974,450
Shimian       From Jan 2006 to Jul 2021       1,464,744         710,401           754,343
                                             ----------      ----------        ----------

  Total                                      17,987,060       4,275,927        13,711,133
                                             ==========      ==========        ==========

FOREIGN CURRENCY TRANSLATION

The Company's financial information is presented in US dollars. The functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains. The period end exchange rate as of February 28, 2010 was 6.8260, fluctuated not much compared with the exchange rate 6.8306 as of August 31, 2009. The average exchange rate for the three months ended February 28, 2010 was 6.8280, slightly decreased compared with the exchange rate 6.8343 of the same period of prior year.

TAXATION

The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. According to Law of the People's Republic of China on Promotion of Privately-run Schools, implemented from September 1, 2003, and the Notice of Tax Policy for Education Activities (Caishui [2004] No.39), issued and effective on February 5, 2004, some specific enterprises, organizations and schools enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As the operation of the Company meets the requirements of the aforementioned regulations, the Company is exempt from business tax and income tax.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) "Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force". This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on the Company's consolidated results of operations and financial condition.

In June 2009, FASB established Accounting Standards CodificationTM ("Codification") as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification is not expected to have a material impact on the Company's results of operations or financial position.In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities ("VIEs"). The standard amends current consolidation guidance and requires additional disclosures about an enterprise's involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption to have a material impact on the Company's results of operations or financial position.

In May 2009, FASB issued ASC 855, Subsequent Events. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company's results of operations or financial position.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations and financial condition.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). The adaption of this standard did not have a material effect on the preparation of the Company's consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders' equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSRES ABOUT MARKET RISKS

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

1.   RVERSE MERGER TRANSACTION

     On February 11, 2010, the Company completed a reverse acquisition transaction with Risetime Group Limited ("Risetime"), a company incorporated under the laws of British Virgin Island. The exchange was consummated under the laws of the State of Delaware and pursuant to the terms of the Share Exchange Agreement dated as of February 8, 2010 ("Share Exchange Agreement"). The reverse merger followed a series of material change of the Company, such as completing an acquisition of Risetime pursuant to the Share Exchange Agreement, change in the control of the Company, etc. The detailed information has been disclosed in the super 8-K dated on February 8, 2010.

2.   CHANGE IN FISCAL YEAR

     Effective March 22, 2010, the Company changed its fiscal year end to August 31 from its former fiscal year end of February 28. Thus, its financial reporting system will be more synchronized with its management processes and education cycles.

3.   CHANGE IN NAME

     The company has changed its name from Green Star Mining Corp. to HQ Global Education Inc., approved by FINRA and effective as of the opening of businesses on March 22, 2010. The Company has also been granted a new symbol on the OTC Bulletin Board. The new symbol is "HQGE".

     The name change is according to the Amended and Restated Certificate of Incorporation, effective as of February 24, 2010. The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of Delaware on February 24, 2010.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

31.1 - Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Spokane, WA, by the undersigned, thereunto duly authorized.

April 14, 2010                Registrant: HQ Global Education Inc.


                              By: /s/ Guangwen He
                                 ----------------------------------
                                 Guangwen He
                                 Chief Executive Officer


                              By: /s/ Yunjie Fang
                                 ----------------------------------
                                 Yunjie Fang
                                 Chief Financial Officer