Form 10-Q
period 2010-05-31
HQ Global Education Inc.
filed 2010-07-20
CIK 1430872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended May 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission file number: 333-150385


                            HQ GLOBAL EDUCATION INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                26-1806348
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             No.27, Jinsha Road, Jinnan Village, Lijingpu Township,
          Shahe Section, Ningxiang County, Hunan Province, China 410600
                            Peoples Republic of China
                    (Address of principal executive offices)

                             Tel: (86 731) 87828601
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. [ ]

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 16, 2010, 33,000,000 shares of the Company's common stock, $0.0001 par value, were issued and outstanding.

                            HQ GLOBAL EDUCATION INC.
                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Condensed Consolidated Balance Sheets as of May 31, 2010 (unaudited)
     and August 31, 2009                                                       3

     Condensed Consolidated Statements of Income for the three months
     ended May 31, 2010 and 2009 (unaudited)                                   4

     Condensed Consolidated Statements of Cash Flows for the nine months
     ended May 31, 2010 and 2009 (unaudited)                                   5

     Notes to Condensed Consolidated Financial Statements (unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           35

Item 4.  Controls and Procedures                                              35

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    35

Item 1A. Risk Factors                                                         35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          35

Item 3.  Defaults Upon Senior Securities                                      35

Item 4.  (Removed and Reserved)                                               36

Item 5.  Other Information                                                    36

Item 6.  Exhibits                                                             36

SIGNATURES                                                                    37

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      May 31,             August 31,
                                                                       2010                 2009
                                                                    -----------          -----------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $13,385,942          $ 3,848,040
  Accounts receivable, net of allowance of $55,836 as of
   May 31, 2010 and August 31, 2009                                  11,028,527            5,713,491
  Other receivables                                                     374,296                2,203
  Due from related party                                                     --            2,447,482
  Inventory                                                             332,189            1,504,764
  Advances to vendors                                                 4,041,259            2,375,364
                                                                    -----------          -----------
      Total current assets                                           29,162,213           15,891,344

PROPERTY AND EQUIPMENT, NET                                          18,185,908           14,862,590

INTANGIBLE ASSETS, NET                                                1,020,777              477,339
                                                                    -----------          -----------

      TOTAL ASSETS                                                  $48,368,898          $31,231,273
                                                                    ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loans                                                  $ 1,310,798          $   732,002
  Long term loans - current portion                                      73,229              629,522
  Accounts payable                                                    1,642,563            1,327,622
  Due to shareholder                                                    310,000                   --
  Taxes payable                                                          51,771               20,580
  Payroll payable                                                       755,361              241,477
  Unearned revenues                                                   3,237,823                8,275
  Other payables and accrued liabilities                              1,653,388              902,725
                                                                    -----------          -----------
      Total current liabilities                                       9,034,933            3,862,203

LONG TERM LOANS                                                         637,092              402,601
                                                                    -----------          -----------

TOTAL LIABILITIES                                                     9,672,025            4,264,804
                                                                    -----------          -----------
COMMITMENT AND  CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $0.0001 par value 100,000,000 shares authorized,
   33,000,000 and 2,050,000 shares issued and outstanding
   at May 31, 2010 and August 31, 2009, respectively                      3,300                2,050
  Additional paid-in capital                                          1,226,674            1,227,924
  Accumulated other comprehensive income                              1,681,883            1,672,524
  Statutory reserve                                                   9,877,685            6,946,771
  Retained earnings                                                  25,907,331           17,117,200
                                                                    -----------          -----------
      Total shareholders' equity                                     38,696,873           26,966,469
                                                                    -----------          -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $48,368,898          $31,231,273
                                                                    ===========          ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           For the three months ended May 31,     For the nine months ended May 31,
                                           ----------------------------------     ---------------------------------
                                               2010                 2009              2010                 2009
                                           ------------         ------------      ------------         ------------
Revenues                                   $ 17,235,916         $  9,536,983      $ 37,110,090         $ 31,179,916
Cost of revenue                             (10,802,813)          (6,447,337)      (22,317,831)         (19,515,016)
                                           ------------         ------------      ------------         ------------
Gross profit                                  6,433,103            3,089,646        14,792,259           11,664,900

Selling expenses                               (268,893)            (156,857)         (512,651)            (503,089)
General and administrative expenses            (567,662)            (470,846)       (1,495,898)          (1,360,377)
                                           ------------         ------------      ------------         ------------

Income from operations                        5,596,548            2,461,943        12,783,710            9,801,434

Other expenses
  Interest expenses                             (38,711)             (25,367)          (83,838)             (64,795)
  Other expenses                                 (8,877)                (856)         (978,827)             (15,629)
                                           ------------         ------------      ------------         ------------
Total other expenses                            (47,588)             (26,223)       (1,062,665)             (80,424)
                                           ------------         ------------      ------------         ------------

Income before income taxes                    5,548,960            2,435,720        11,721,045            9,721,010

Provision for income taxes                           --                   --                --                   --
                                           ------------         ------------      ------------         ------------

Net income                                 $  5,548,960         $  2,435,720      $ 11,721,045         $  9,721,010
                                           ============         ============      ============         ============

Other comprehensive item
  Foreign currency translation gain (loss) $    (10,268)        $     43,478      $      9,359         $     41,549
                                           ------------         ------------      ------------         ------------

Comprehensive Income                       $  5,538,692         $  2,479,198      $ 11,730,404         $  9,762,559
                                           ============         ============      ============         ============

Basic and diluted income per common share  $       0.17         $       0.12      $       0.46         $       0.47
                                           ============         ============      ============         ============

Basic and diluted weighted average common
 shares outstanding                          33,000,000           20,500,000        25,673,993           20,500,000
                                           ============         ============      ============         ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                          Nine months ended May 31,
                                                                    -----------------------------------
                                                                        2010                   2009
                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 11,721,045           $  9,721,010
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     1,409,368              1,183,143
     Loss on disposal of property & equipment                            969,369                     --
  Changes in assets and liabilities
     (Increase) decrease in -
     Accounts receivable                                              (5,313,198)            (3,890,410)
     Other receivables                                                  (372,119)               (13,021)
     Inventories                                                       1,173,255                927,082
Increase (decrease) in -
  Accounts payables                                                      314,443                 34,157
  Payroll Payable                                                        513,828                282,206
  Taxes payable                                                           31,185                 14,545
  Unearned revenues                                                    3,229,791              2,483,429
  Other payables and accrued liabilities                                 750,937                304,689
                                                                    ------------           ------------
       Net cash provided by operating activities                      14,427,904             11,046,830
                                                                    ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible assets                                      (265,109)                    --
  Acquisition of property & equipment                                 (7,639,799)            (2,952,644)
                                                                    ------------           ------------
       Net cash used in investing activities                          (7,904,908)            (2,952,644)
                                                                    ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                                       --                877,963
  Proceeds from short term loan                                          578,508                     --
  Proceeds from long term loan                                           234,333                     --
  Repayments on long term loan                                          (556,540)                    --
  Proceeds from shareholders' loan                                       310,000                     --
  Loan to shareholder                                                         --             (1,198,942)
  Loan to related party                                                       --             (1,890,298)
  Collection of loans to related party                                 2,448,629                     --
                                                                    ------------           ------------
       Net cash provided by (used in) financing activities             3,014,930             (2,211,277)
                                                                    ------------           ------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS                    (24)                11,746

NET INCREASE IN CASH & CASH EQUIVALENTS                                9,537,902              5,894,653

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,848,040              3,328,231
                                                                    ------------           ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                              $ 13,385,942           $  9,222,884
                                                                    ============           ============

Supplemental disclosures of cash flow information:
  Income tax paid                                                   $         --           $         --
                                                                    ============           ============
  Interest paid                                                     $     93,735           $    106,254
                                                                    ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  ORGANIZATION AND BASIS OF PRESENTATION

HQ Global Education Inc. ("the Company"), formerly known as Green Star Mining Corp., was incorporated under the laws of the State of Delaware on January 22, 2008. On February 8, 2010, the Company acquired all of the outstanding capital stock of Risetime Group Limited ("Risetime"), a BVI business company incorporated in British Virgin Islands on December 17, 2007. Risetime owns 100% of the equity of Xiangtan Nicestar Business Administration Co., Ltd. ("Xiangtan Nicestar") through its 100% subsidiary, Global Education International Ltd. ("GEI"), an investment holding company incorporated in Hong Kong on November 15, 2007. Xiangtan Nicestar is a wholly foreign owned enterprise incorporated in Xiangtan City, Hunan Province, People's Republic of China on September 30, 2009 and is primarily engaged in providing business administration, planning and consulting services. Substantially all Risetime and GEI's operations are conducted in China through Xiangtan Nicestar, and through contractual arrangements with Xiangtan Nicestar's consolidated affiliated entities in China, including Hunan Oya Education Technology Co., Ltd. ("Oya") and Oya's
subsidiaries and variable interest entities ("VIEs"). Oya is a company incorporated in Changsha City, Hunan Province, People's Republic of China ("PRC") on November 20, 2008 is primarily engaged in providing vocational education service and vocational skills training service.

In connection with the acquisition, the Company issued 20,500,000 shares of common stock to the shareholder of Risetime in exchange for all of the capital stock of Risetime (the "Share Exchange" or "Merger"). Upon the completion of the Merger, the shareholders of Risetime own approximately 62.12% of the issued and outstanding capital stock of the Company and consequently control the business and operation of the Company.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Risetime and its subsidiaries will be treated as the continuing entity for accounting purposes.

In March 2010, subsequent to the end of the second quarter of fiscal year 2010, Green Star Mining Corp. changed its name to HQ Global Education Inc. to more effectively reflect the Company's business and communicate the Company's brand identity to customers.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

On November 28, 2009, Xiangtan Nicestar entered into certain exclusive agreements with Oya and its shareholders. Pursuant to these agreements, Xiangtan Nicestar provides exclusive consulting and other general business operation services to Oya in exchange for all net income of Oya. All voting rights of Oya are assigned to Xiangtan Nicestar and Xiangtan Nicestar has the right to appoint all directors and senior management personnel of Oya. In addition, Oya's shareholders have pledged their equity interest in Oya to Xiangtan Nicestar as collateral for the fees for consulting and other services due to Xiangtan Nicestar.

As a result of these contractual arrangements, which obligates Oya to absorb a majority of the risk of loss from Changsha Huanqiu and Shaoshan Huanqiu's activities and enable Oya to receive a majority of its expected residual returns, Oya accounts for Changsha Huanqiu and Shaoshan Huanqiu as variable interest entities under ASC 810-10, "Consolidation". Accordingly, Oya has included the accounts of Changsha Huanqiu and Shaoshan Huanqiu in its condensed consolidated financial statements. For the same reason, Xiangtan Nicestar accounts for Oya as a VIE and includes Oya's accounts in its condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2010. Operating results for the nine and three months ended May 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the financial statements of the Company, Risetime, GEI, Xiangtan Nicestar, Oya, as well as Oya's subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision necessary for contingent liabilities, fair values, revenue recognition, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains uninsured cash and cash equivalents with various banks in the PRC.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

ACCOUNTS RECEIVABLE

Accounts receivable consists of balances due from the enterprises for the education services provided and due from China Overseas-Educated Scholars Development Foundation and Poverty Alleviation and Development Offices of related provinces for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. As of May 31, 2010 and August 31, 2009, the allowance for doubtful accounts was $55,836.

ADVANCES TO VENDORS

Advances to vendors consist of balances paid for materials for construction of classrooms and related teaching facilities that have not been provided to or received by the Company. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the services and materials become doubtful. Advances to vendors as of May 31, 2010 and August 31, 2009 amounted to $4,041,259 and $2,375,364, respectively. The Company has determined that no reserve is necessary for the nine months ended May 31, 2010 and 2009.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefit expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

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

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONSTRUCTION-IN-PROGRESS

The Company constructs certain of its property and equipment. In addition to cost under the construction contracts, external costs directly related to the construction of such facilities, including equipment installation and shipping costs, are capitalized. Depreciation is recorded at the time assets are placed in service.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Under ASC 350, intangible asset included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Intangible assets with a defined useful life are amortized over their useful lives.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets during the nine months ended May 31, 2010 and 2009.

UNEARNED REVENUES

Unearned revenues represent amounts received from students for tuition and service fee relating to the outside-school practice service. The Company recognizes these funds as a current liability until the revenue can be recognized. The balance of unearned revenues is not refundable.

REVENUE RECOGNITION

The Company's revenue policies are in compliance with the provision of ASC 605 "Revenue Recognition". The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the fees are fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

Details are as follows:

     (a) Tuition revenue received for educational programs and services is recognized proportionately according to the progress the students complete regarding educational programs in the school. Tuition paid in advance is recorded as unearned revenues.
     (b) The Company provides off-campus internship arrangement for students and collects service charges at fixed amount from both recruiters and students. Revenue is recognized upon completion of the internship program.
     (c) The Company provides other services mainly logistic services for students and the revenue from such services is recognized upon completion of the service.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company's net income when those events occur. The Company had no deferred tax items as of May 31, 2010 and August 31, 2009.

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

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STATEMENT OF CASH FLOWS

In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of long-term loans also approximate their recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates..

EARNINGS PER SHARE

The Company computes earnings per share ("EPS') in accordance with ASC 260, "Earnings Per Share", which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION

The Company's condensed consolidated financial information is presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains. The condensed consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

                                   May 31, 2010   August 31, 2009   May 31, 2009
                                   ------------   ---------------   ------------

Period end RMB: US$ exchange rate      6.8279          6.8306           6.8281
Average RMB: US$ exchange rate         6.8266          6.8343           6.8309

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

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING

Advertising is expensed as incurred. Advertising expenses which were included in selling expenses amounted to $11,743, $7,168, $19,274 and $78,460 for the three months ended May 31, 2010 and 2009, and for the nine months ended May 31, 2010 and 2009, respectively.

OPERATING LEASES

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Rental payables under operating lease are recognized as expense on a straight-line basis over the lease term.

RISKS AND UNCERTAINTIES

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The
Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this rule does not have a material impact on its condensed consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, FASB amended Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this rule to have a material impact on its condensed consolidated financial statements.

Note 3. INVENTORY

Inventory consists of the following:

                                               As of                 As of
                                              May 31,              August 31,
                                               2010                   2009
                                            ----------             ----------
                                            (Unaudited)

Course materials                            $   11,336             $   45,525
Logistic supplies                               90,046                364,122
Office supplies                                 44,193                202,362
Other materials and supplies                   118,003                176,316
Textbooks                                       68,611                716,439
                                            ----------             ----------

Total                                       $  332,189             $1,504,764
                                            ==========             ==========

Note 4. RELATED PARTY TRANSACTIONS

As of August 31, 2009, the balance of due from related party represents loans to Shenzhen Linghai International Cargo Agent Co., Ltd ("Shenzhen Linghai"). Shenzhen Linghai is owned by Ms. Zhong Juanjuan, sister of Ms. Zhong Yabin, 10% shareholder of Oya. The loan is unsecured, interest free and repayable on demand. The loan was fully repaid as of May 31, 2010.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4. RELATED PARTY TRANSACTIONS (Continued)

As of May 31, 2010, the balance due to shareholder represents a loan from Mr. He Guangwen, majority shareholder of the Company. The loan is unsecured, bears no interest, with term of two years and is repayable on February 28, 2012.

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                As of                  As of
                                               May 31,               August 31,
                                                2010                   2009
                                            ------------           ------------
                                            (Unaudited)

Teaching and dormitory facilities           $ 12,247,648           $ 10,288,401
Educational equipments and books               3,682,117              4,068,173
Office equipments and other equipments         3,876,948              2,235,171
Automobiles                                      286,009                269,211
                                            ------------           ------------
        Sub-total                             20,092,722             16,860,956
Less: accumulated depreciation                (5,479,061)            (5,165,936)

Add: Construction in progress                  3,572,247              3,167,570
                                            ------------           ------------

                                            $ 18,185,908           $ 14,862,590
                                            ============           ============

For the nine months ended May 31, 2010, a total amount of $1,894,664 was completed and transferred from construction in progress to teaching and dormitory facilities.

Depreciation expense for the nine months ended May 31, 2010 and 2009 was $1,392,342 and $1,174,573, respectively and for the three months ended May 31, 2010 and 2009 was $503,047 and $430,413, respectively.

Note 6. INTANGIBLE ASSETS, NET

As of May 31, 2010 and August 31, 2009, intangible assets are land use rights, which are recorded at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives, which is generally 50 years and represents the shorter of the estimated usage periods or the terms of the agreements. The details of land use rights are as follows:

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6. INTANGIBLE ASSETS, NET (Continued)

                                                As of                 As of
                                               May 31,              August 31,
                                                2010                  2009
                                             ----------            ----------
                                             (Unaudited)

Land use rights                              $1,122,423            $  561,926
Less: accumulated amortization                 (101,645)              (84,587)
                                             ----------            ----------

Land use rights, net                         $1,020,777            $  477,339
                                             ==========            ==========

Amortization expenses for the land use rights totaled $5,676, $2,858, $17,026 and $8,570 for the three months ended May 31, 2010 and 2009, and for the nine months ended May 31, 2010 and 2009, respectively.

Note 7. SHORT-TERM LOANS

As at August 31, 2009, the short-term borrowings consisted of two loans of $292,916 (RMB 2,000,000) and $439, 374 (RMB 3,000,000) from Changsha Foundation for Education. The two loans were unsecured and bore an interest at 5% per annum and are repayable on March 17, 2010 and July 31, 2010, respectively. The $292,916 loan was extended with the new maturity date on March 17, 2011.

As of May 31, 2010, in addition to the loans mentioned above, the Company entered into two new short-term loans agreements. One loan in the aggregate of approximately $285,592 (RMB1,950,000) was borrowed from Ningxiang Rural Credit Cooperative Union. The loan bears an interest rate of 8.50% per annum and is due on December 13, 2010. It was secured by a land use right of the Company with the cost of $432,073. Another loan amounted to approximately $292,916 (RMB2,000,000) was borrowed from China Construction Bank Shaoshan Branch, at an interest of 5.841% per annum and is due on March 23, 2011. It was secured by a land use right of the Company with the cost of $560,276.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 8. LONG-TERM LOANS

The details of long-term loans outstanding as at May 31, 2010 are as follows:

                                                                                Interest
            Lender                                        Term                   rate           Principal
-------------------------------------------    ----------------------------     -------  ------------------------
                                                   From             To                      RMB            US$
                                               ------------    ------------              ---------      ---------
LONG-TERM LOAN - CURRENT PORTION
  Changsha Foundation for Education            Jul 31, 2008    Jul 18, 2010      0.00%     500,000         73,249
                                                                                         ---------      ---------
                                                                                           500,000         73,249
LONG-TERM LOAN - NON-CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union     Sep 1, 2009     Aug 21, 2011      8.64%   1,600,000        234,333
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 13, 2011     10.80%   1,350,000        197,718
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 23, 2011     10.80%   1,400,000        205,041
                                                                                         ---------      ---------
                                                                                         4,350,000        637,092

The details of long-term loans outstanding as at August 31, 2009 are as follows:

                                                                                Interest
            Lender                                        Term                   rate           Principal
-------------------------------------------    ----------------------------     -------  ------------------------
                                                   From             To                      RMB            US$
                                               ------------    ------------              ---------      ---------
LONG-TERM LOAN - CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union     May 30, 2009    May 30, 2010     10.80%   2,000,000        292,801
  Ningxiang Rural Credit Cooperative Union     Dec 28, 2007    Dec 28, 2009     12.10%   1,800,000        263,521
  Changsha Foundation for Education            July 31, 2008   July 18, 2010     0.00%     500,000         73,200
                                                                                         ---------      ---------
                                                                                         4,300,000        629,522
LONG-TERM LOAN - NON-CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 13, 2011     10.80%   1,350,000        197,641
  Ningxiang Rural Credit Cooperative Union     Nov 25, 2008    Nov 23, 2011     10.80%   1,400,000        204,960
                                                                                         ---------      ---------
                                                                                         2,750,000        402,601

The loans borrowed from Ningxiang rural Credit Cooperative Union were collateralized by the buildings with an aggregate cost of $743,249 and land use rights with an aggregate cost of $46,640. The $73,200 loan borrowed from Changsha Foundation for Education was unsecured and bore no interest. The $292,801 and 263,521 loans were repaid in September 2009 and December 2009, respectively. For the three months ended May 31, 2010 and 2009, the Company incurred $38,171 and $32,134 interest for the above loans respectively, and for the nine months ended May 31, 2010 and 2009, the Company incurred $91,724 and $96,237 interest for the above loans, respectively.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 9.  OTHER PAYABLES AND ACCRUED LIABILITIES

As of May 31, 2010 and August 31, 2009, other payables and accrued liabilities are as follow:

                                                 As of                As of
                                                May 31,             August 31,
                                                 2010                 2009
                                              ----------           ----------

Staff welfare payable                         $1,139,940           $  836,434
Others                                           513,448               66,291
                                              ----------           ----------

Total                                         $1,653,388           $  902,725
                                              ==========           ==========

Note 10. TAXES

(A) CORPORATION INCOME TAX ("CIT") AND BUSINESS TAX

The Company is governed by the Income Tax Law of the People's Republic of China concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The applicable business tax rate for educational service is currently 5%.

The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. According to Law of the People's Republic of China on Promotion of Privately-run Schools, implemented from September 1, 2003, and the Notice of Tax Policy for Education Activities (Caishui [2004] No.39), issued and became effective on February 5, 2004, some specific enterprises, organizations and schools could enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As long as the operation of the Company meets the requirements of the regulations aforementioned, the Company is therefore exempt from business tax and income tax.

No income tax and business tax were provided for the reporting period in accordance with the regulations of the relevant taxing authorities.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 10. TAXES (Continued)

(B) TAX PAYABLE

The Company's tax payable represents the unremitted individual income tax withheld on behalf of the employees. As of May 31, 2010 and August 31, 2009, the tax payable amounted to $51,771 and $20,580, respectively.

Note 11. SHAREHOLDERS' EQUITY

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

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 11. SHAREHOLDERS' EQUITY (Continued)

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

As of May 31, 2010 and August 31,  2009,  there was  33,000,000  and  20,500,000 share of common stock issued and outstanding, respectively.

(B) PREFERRED STOCK

On December 31, 2009, the Board of Directors of the Company authorized 40,000,000 shares of preferred stock at par value of $0.001. As of May 31, 2010 and August 31, 2009, there was zero share of preferred stock issued and outstanding.

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

For the nine months ended May 31, 2010 and 2009, the Company has made appropriations in the amount of $2,930,914 and $2,430,253 to this statutory reserve, respectively. As of May 31, 2010 and August 31, 2009, the balances of the statutory reserve were $9,877,685 and $6,946,771, respectively.

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 13. COMMITMENTS

(A) OPERATING LEASES

The  commitments  are  primarily  the rental for the campus of Shaoshan  Huanqiu
Vocational Technical Secondary School, a VIE of Oya, and for the Company's office space and warehouse. Lease periods varied from 14 months to 10 years with earliest expiration date of December 31, 2010 and latest expiration date of September 18, 2019. As of May 31, 2010, the commitments related to the above rental are as follows:

For years end August 31,                RMB                 US$
------------------------            ----------          ----------

    2010                            $  251,290          $   36,803
    2011                               967,682             141,764
    2012                               944,687             138,395
    2013                             1,008,109             147,686
    2014                             1,075,844             157,609
    Thereafter                         898,895             131,687
                                    ----------          ----------

      Total                         $5,146,507          $  753,944
                                    ==========          ==========

                            HQ GLOBAL EDUCATION INC.
                       (FORMERLY GREEN STAR MINING CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 13. COMMITMENTS (Continued)

(b) Capital commitments

In exchange for obtaining the approval to provide educational services in the schools of Hunan Province and Sichuan Province in the PRC, the Company have commitments with the local governments to spend a total amount of Rmb122,800,000 ($17,987,060) for the expansion of those schools during the company's operating periods within them. The operating periods varied from 15 years to 20 years for different schools and with the earliest expiration date of July 15, 2021 and the latest expiration date of June 30, 2029. As of May 31, 2010, Rmb30,792,311 ($4,510,260) was incurred regarding these commitments. The outstanding Rmb92,007,690 ($13,476,800) is for the remaining contract periods should be incurred according to the following schedule:

By December 31,                       RMB                 US$
---------------                   -----------         -----------

    2010                          $15,400,000         $ 2,255,732
    2011                           21,104,990           3,091,341
    2012                              800,000             117,180
    2013                              800,000             117,180
    2014                              800,000             117,180
    Thereafter                     53,102,700           7,778,187
                                  -----------         -----------

      Total                       $92,007,690         $13,476,800
                                  ===========         ===========

Note 14. OTHER EVENTS

On May 10, 2010, Oya entered into an exclusive business cooperation agreement with Tianzhen No.2 Secondary School in Shanxi Province ("Tianzhen School"). Pursuant to the agreement, Oya provides exclusive consulting and other general business operation services to Tianzhen School during the 20-year operation period in exchange for all net income of Tianzhen School. Oya has the right to appoint all senior management personnel of Tianzhen School.

On May 27, 2010, Oya entered into an exclusive business cooperation agreement with Dongying Shengli Maritime School in Shandong Province ("Dongying Maritime School"). The agreement became effective on June 12, 2010 and will be valid for ten years. Pursuant to the agreement, Oya provides exclusive consulting and other general business operation services to Dongying Maritime School in exchange for 80% of net income of Dongying Maritime School.

The Company has not started any activity of operation in Tianzhen School and Dongying Maritime School, and there is no revenue and expenses incurred up to May 31, 2010, therefore the events have no effect on the financial information disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate,""estimate," "intend," "strategy," "plan," "may," "should," "will," "would,""will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report or other reports or documents we file with the Securities and Exchange Commission from time to time. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

OVERVIEW

     HQ Global Education Inc. (the "Company", "we", or "us"), formerly known as Green Star Mining Corp., was incorporated under the laws of the State of Delaware on January 22, 2008. Currently, the Company's common stock is trading on the OTC ("Over-the Counter") Bulletin Board under the ticker HQGE.OB.

     We provide vocational education and vocational training services to a varied student population throughout China. As further described below, we generate revenue from tuition, school logistics services, and off-campus internship management fees.

OUR HISTORY AND CORPORATE STRUCTURE

     On February 11, 2010, we completed a reverse merger ("Reverse Acquisition") by acquiring all of the outstanding capital stock of Risetime Group Limited ("Risetime"), a company incorporated in the British Virgin Islands on December 17, 2007. In connection with the Reverse Acquisition, we issued 20,500,000 shares of common stock to the sole shareholder of Risetime in exchange for all of the capital stock of Risetime. Upon the completion of Reverse Acquisition, the shareholders of Risetime own approximately 62.12% of the issued and outstanding capital stock of the Company and consequently control the business and operations of the Company. The Reverse Acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Risetime and its subsidiaries will be treated as the continuing entity for accounting purposes.

     Risetime, through its wholly owned subsidiary, Global Education International Ltd. ("GEI"), a holding company incorporated in Hong Kong, owns 100% of the equity of Xiangtan Nicestar Business Administration Co, Ltd. ("Xiangtan Nicestar"). Xiangtan Nicestar is a wholly foreign owned enterprise
(WFOE) formed in Xiangtan City, Hunan Province, People's Republic of China ("PRC") on September 30, 2009.

     Due to restrictions on the foreign ownership of certain education businesses, we conduct our business through arrangements with our Chinese subsidiaries, as well as our variable interest entities ("VIEs"). Xiangtan Nicestar has a series of contractual arrangements with Hunan Oya Education Technology Co., Ltd. ("Oya") and Oya has similar contractual arrangements with its VIEs. We direct these VIEs business affairs and receive substantially all of their net income through our contractual arrangements. We believe these contractual arrangements give us effective control over the business of Oya and its VIE entities.

     Our current Chinese VIEs are:

     Hunan Oya Education Technology Co., Ltd.("Oya") Pursuant to the agreements between Xiangtan Nicestar and Oya and its shareholders, we exercise effective control over Oya, and receive all the revenue from Oya in exchange for the consulting and management services provided by Xiangtan Nicestar. Xiangtan Nicestar also has an exclusive option to purchase all or part of the equity interests in Oya to the extent permitted by PRC laws.

     Changsha Huanqiu Vocational Secondary School ("Changsha Huanqiu"). Pursuant to the agreements between Oya and Changsha Huanqiu and its shareholders, we provide consulting and other general business operation services to Changsha Huanqiu on an exclusive basis in exchange for substantially all net income of Changsha Huanqiu. We also have the right to appoint all senior management of Changsha Huanqiu.

     Shaoshan Huanqiu Vocational Technical Secondary School ("Shaoshan Huanqiu") Pursuant to the agreements between Oya and Shaoshan Huanqiu and its shareholders, we provides consulting and other general business operation services to Shaoshan Huanqiu on an exclusive basis in exchange for substantially all net income of Shaoshan Huanqiu. We also have the right to appoint all senior management of Shaoshan Huanqiu.

OUR BUSINESS

     As of May 31, 2010, we operate nine (9) schools and have an aggregate of 2,864 faculty members and 34,477 students. The nine schools we operate are Changsha Huanqiu in Hunan Province, Shaoshan Huanqiu in Hunan Province, Shaoshan Vocational Secondary School in Hunan Province, Yingjing Vocational School in Sichuan Province, Tianquan Vocational School in Sichuan Province, Shimian Vocational School in Sichuan Province, Lushan Vocational School in Sichuan Province and Shaoyang Industrial Vocational Technical School in Hunan Province and Tianzhen No.2 Secondary School in Shanxi Province. We own Changsha Huanqiu and Shaoshan Huanqiu. We operate the remaining seven schools via exclusive business cooperation agreements, pursuant to which we operate the schools by utilizing the schools' facilities and fixed assets, manage the teachers and place the graduates to enterprise clients and in return we are entitled to 100% of the net income from these schools. We established cooperation relationships with approximately 120 enterprise clients to which we place students for the off-campus internship program and provide training to the clients' employees. For the nine months ended May 31, 2010, the employment rate remained 100% for the students who graduated from our vocational programs.

     On May 27, 2010, we entered into an exclusive business cooperation agreement with Dongying Shengli Maritime School in Shandong Province ("Dongying Maritime School") to launch full-scale maritime training services. The agreement became effective on June 12, 2010 and will be valid for ten (10) years. Under the agreement, we shall operate the school by utilizing the teaching facilities and equipment and in return we are entitled to receive 80% of its net income.

ORDER-ORIENTED EDUCATION

     "Order-oriented  Education",  or customized  education,  was created by Mr.
Guangwen He, our Chief Executive Officer, and currently is our main business model. Under Order-oriented Education, we enter into cooperative agreements with enterprise clients who place orders for qualified employees with us. We then recruit students and provide them with a customized curriculum based on the enterprise client's needs and place qualified students in compliance with the clients' specific requirements. We provide the "order-oriented education" or "customized education" to students through our own private schools or cooperating with selected public or private schools in China.

     We divide our teaching calendar into two semesters per year. Our most recent teaching semester lasted from March 1, 2010 to August 31, 2010. During this semester, we offered a total of around 60 programs under 17 categories to 34,477 students. Revenue generated from the students' tuition is recognized proportionately within each semester.

     During winter and summer break, off-campus internships are provided to students. Our teachers work as the team leaders for these students who are sent to different enterprises in groups. Such on-site practice help students understand the business, the production process, management model and position requirements. As a result, students are prepared for their positions without further training once they are placed with the enterprise clients.

     We receive commissions from the enterprise clients for placing intern students with them. The amount of commission is based on the number of students an enterprise client receives. We also receive management fees from the intern students at a monthly fixed rate based on the duration of their internship. Such revenue is recognized upon the completion of the internship arrangement.

     Upon graduation, students are usually hired by the same enterprise client with which they interned. In such instances, we will receive placement fees from the students. We also receive fees from enterprise clients at a fixed amount for each student the clients hire.

SOURCE OF STUDENTS

     As of May 31, 2010, we have approximately 34,477 students from more than 22 provinces and 26 nationalities. The enrolled students include graduates from junior high schools, senior high schools and junior colleges, unemployed young people and rural labor force. There are two main source of recruitment, public schools and government subsidized students.

     We recruit students from public schools where the students can choose to enroll into our schools when they graduate from junior high school or senior high school. We select students who wish to enroll into our schools based on certain criteria, including their scores in the provincial exams and their performance in the interview.

     We also have government-subsidized students enrolled in our schools under the central government's "Rain-dew Plan o Tengfei Project". On December 28, 2007, the State Council Leading Group's Office of Poverty Alleviation and Development of PRC ("Poverty Alleviation Office") launched "Rain-dew Plan o Take-off Project" (the "Project"). The Poverty Alleviation Office works with the China Overseas Scholarship Development Foundation in Hunan Province and several other provinces to enable the financially burdened junior school graduates to receive continuing education. Our school in Changsha has been one of the educational program providers under the Project since the second semester of 2008. The Project provides an important source of our students. During the first year of the Project, 5,310 students were enrolled from 18 cities or areas. The number of students from the Project increased to 11,673 in the second semester of 2010 and is expected to increase further in the coming years. Students under the Project are placed at enterprise clients located in the Yangtze River Delta and Pearl River Delta after they finish the one-to-three year vocational or technical training programs in our schools. Poverty Alleviation Office's provincial counterparts provide full subsidies for the students' tuition and miscellaneous fees. Students are responsible for their own living and travel expenses.

ENTERPRISE CLIENTS

     As of May 31, 2010, we have established cooperative relationships with approximately 120 enterprises to place our students and/or make various training courses available to their employees. These employers are mainly located in the economic centers of China, namely, Yangtze River Delta (ranging from Shanghai to Nanjing, Hangzhou, Wuxi, Ningbo and other coastal areas), the Pearl River Delta (ranging from Shenzhen to Dongguan, Guangzhou, Huizhou, Panyu, Qingyuan, Shaoguan and other coastal areas) . Our top enterprise clients include Fuji Xerox Technology (Shenzhen) Co., Ltd., Flextronics (Zhuhai) Co., Ltd., Dongguan Master Electronics Co., Ltd., Huizhou Manley Toys Limited, and Shanghai Inventec Co., Ltd.

BUSINESS STRATEGY

     Under economic globalization, enterprises in China are expanding faster than ever and this has resulted in a serious shortage of skilled personnel. According to the National Guideline on Medium and Long-Term Program for Education Reform and Development 2010-2020 issued by the Central Government, the number of secondary vocational students is expected to reach 22.5 million by the end of 2015 and 23.5 million by the end of 2020. Management believes this provides favorable opportunities for the development of our business.

     For the following twelve months, HQ Global will continue to grow its business to provide vocational training and desirable job opportunities for more students. Our business development plan is as follows

     * Under the Order-oriented Education mode, we expect to build new teaching facilities in our existing schools so as to expand the capacity of student enrollment. Meanwhile, we are expecting to cooperate with 2-4 vocational or technical schools in the financial year 2011, and with 10-12 vocational or technical schools in the coming five years in the inland provinces, such as Yunnan Province, Liaoning Province, Guangxi Province, Guizhou Province, Anhui Province, Hunan Province and so on, in addition to the ten schools (including Dongying Shengli Maritime School in Shandong Province which we started in this June) we operate currently.
     * We plan to cooperate with more maritime schools in Fujian Province and Qingdao City in Shandong Province to reinforce the training of maritime talents.
     * We plan to establish cooperative relationships with more enterprises and actively promote the Order-oriented Education mode.
     * We will further develop our program and curriculum to be offered to different types of students including high school graduates, unemployed young people, enterprise employees and rural labor force.
     * We will launch the "Online Education" where we provide remote education program via dedicated Internet platform and "Continuing Education" where we provide continuing education to employed people.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009

     The following table summarizes our operating results for the three months and nine months ended May 31, 2010 and 2009, respectively:

                       For the three months ended                            For the nine months ended
                                May 31,                   Comparison                  May 31,                 Comparison
                          -------------------         --------------------      -------------------       --------------------
                          2010           2009         Amount       Percent      2010           2009       Amount       Percent
                          ----           ----         ------       -------      ----           ----       ------       -------
                           US$            US$           US$           %          US$            US$         US$           %
Revenues                17,235,916      9,536,983     7,698,933      80.73     37,110,090    31,179,916    5,930,174      19.02
Cost of revenue        (10,802,813)    (6,447,337)   (4,355,476)     67.55    (22,317,831)  (19,515,016)  (2,802,815)     14.36
                       -----------    -----------   -----------     ------    -----------   -----------  -----------   --------
Gross profit             6,433,103      3,089,646     3,343,457     108.21     14,792,259    11,664,900    3,127,359      26.81

Selling expenses          (268,893)      (156,857)     (112,036)     71.43       (512,651)     (503,089)      (9,562)      1.90
G&A expenses              (567,662)      (470,846)      (96,816)     20.56     (1,495,898)   (1,360,377)    (135,521)      9.96
                       -----------    -----------   -----------     ------    -----------   -----------  -----------   --------
Income from operations   5,596,548      2,461,943     3,134,605     127.32     12,783,710     9,801,434    2,982,276      30.43

Other expenses             (47,588)       (26,223)      (21,365)     81.47     (1,062,665)      (80,424)    (982,241)  1,221.33

Income taxes                    --             --            --         --             --            --           --         --
                       -----------    -----------   -----------     ------     -----------   -----------  -----------  --------
Net income               5,548,960      2,435,720     3,113,240     127.82     11,721,045     9,721,010    2,000,035      20.57
                       ===========    ===========   ===========     ======     ===========   ===========  ===========  ========

     In line with our business expansion, both revenue and profit have demonstrated successive growth in each semester of these years. During the third quarter ended May 31, 2010, we achieved total revenue of $17,235,916, representing an increase of 80.73% when compared to $9,536,983 for the same period of fiscal year 2009. The third quarter's net income was $5,548,960, representing an increase of 127.82% when compared to $2,435,720 for the same period of 2009. The significant increase in net income was mainly attributable to the timing difference between the fiscal year 2010 and 2009. In 2009, students returned to schools in early February. According to the principle of revenue recognition, the tuition fees were recognized in the second quarter. However in 2010, students returned to schools after March 1, 2010 and certain portion of tuition revenue was recognized in third quarter of 2010. This has resulted in the significant increase in the recognized revenue of the third quarter of 2010 compared to the same period in 2009.

     This chart below shows the time difference between our 2009 and 2010 teaching calendars:

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

     Our net profit increased from $9,721,010 for the nine months ended May 31, 2009 to $11,721,045 for the nine months ended May 31, 2010, demonstrating a growth rate of 20.57%. The stable growth in operating results and profits in each semester was the combined effect of the following factors, in addition to the school timing differences:

     For the nine months ended May 31, 2010, the Company achieved total revenue of $37,110,090, representing an increase of $25,930,134 or 19.02% when compared to $31,179,916 for the nine months ended May 31, 2009. The significant increase in revenue was mainly attributable to the expansion of our operation as reflected in the following:

     (1) Student enrollment in the second semester of 2009 which started from February 2009 totaled 29,883 and the number increased to 34,477 in the second semester of 2010 which started from March 1, 2010, representing an increase of 15.4%. The increase in the number of students led to the increase of revenue.

     (2) We had cooperation agreement with Dongying Maritime School which was effective from in September 1, 2009 to June 2010, where we provide the student recruiting services to the Dongying Maritime School in exchange for a fixed percentage of tuition. We sent 1,072 students to the Dongying Maritime School during the third quarter of 2010, whereas there was no such business in the same period of 2009.

     (3) On April 30, 2009, Oya entered into an exclusive business cooperation agreement with Shaoshan Vocational Secondary School ("Shaoshan Vocational School"). From then on the operating results of Shaoshan Vocational School were consolidated into our financial statements. On September 1, 2009, Shaoshan Vocational School commenced operation and contributed more than $1 million to the total revenue for the quarter ended May 31, 2010.

     The cost of revenue incurred was $22,317,831 in the nine months ended May 31, 2010, representing an increase of 14.36% when compared to $19,515,016 for the same period of 2009. With the increase in student enrollment, variable cost increased while the fixed cost remains stable. In addition, the cost of recruitment service provided for the Dongying Shengli Maritime School was much less than that of teaching activities. This has resulted in the increase in the gross profit rates for the nine months ended May 31, 2010 compared to the same period in 2009.

     Selling expenses increased from $503,089 in the first three quarters of 2009 to $512,651 in the first three quarters of 2010, representing an increase of 1.90%. This modest increase in operating expenses was mainly attributable to the increase in the wages resulted from the increase number of employees and in the expansion of business.

     General & Administrative expenses increased from $1,360,377 in the first three quarters of 2009 to $1,495,898 in the first three quarters of 2010, representing an increase of 9.96%. The increase in such expenses was mainly attributable to two factors:

     (1) Operations of new schools and increase in the student enrollment. Shaoshan Vocational School commenced operations in September 2009 and we employed more management personnel for this new school. Meanwhile the increased student enrollment in other schools invited additional management personnel. This led to an increase of $65,634 in employee salaries and benefits, representing an increase rate of 12%.

     (2) The cost related to being a public company. We went public in the first quarter of 2010. In order to prepare for the public listing, we hired management staff and this resulted in the increase in salaries and other related expenses.

REVENUES

The table below illustrates the revenue from different services for the nine months ended May 31, 2010 and 2009:

                                       For the nine months ended May 31,          Comparison
                                       ---------------------------------    -----------------------
                                          2010                   2009        Amount         Percent
                                       ----------             ----------    ---------       -------
                                           US$                    US$          US$             %
Order-oriented education               25,041,246             19,492,256    5,548,990        28.47
Off-campus internship arrangement       1,511,709              2,444,075     (932,366)      (38.15)
Other services                         10,557,135              9,243,585    1,313,550        14.21
                                       ----------             ----------    ---------        -----
Total revenue                          37,110,090             31,179,916    5,930,174        19.02
                                       ==========             ==========    =========        =====

     (1) Tuition is collected from students after we file our fee schedules with each Ministry of Education's local counterpart. For the nine months ended May 31, 2010, total revenue from Order-oriented Education increased 28.74% compared to the same period in 2009. The increase was due to an increase in the number of enrolled students, the operation of new campus in Shaoshan, Hunan Province as well as the students recruitment service provided for the Dongying Maritime School, both of which were not in existence in the same period of 2009.

     (2) Revenue from our off-campus internship service is generated from both students and employers. We launched such arrangements with more enterprises in 2010 compared with 2009. As the second semester of 2010 began in March and our off-campus internship arrangement began in June, we had no revenue from off-campus internship arrangements in the third quarter of 2010. Because the second semester of 2009 started earlier than that of 2010 and the off-campus internship arrangement began in May, the term of the off-campus internship arrangement in the second semester of 2010 was shorter than that in the second semester of 2009. The above mentioned factors have led to the decrease in such revenue.

     (3) Revenue of "other services" consists of revenue from campus logistics services and government subsidies under the Rain Dew Plan. Due to the increase in student enrollment, revenue from campus logistics services has seen an increase in both the third quarter of 2010 and in the nine months ended May 31, 2010 compared to those of 2009.

SELLING EXPENSES

     The table below sets forth the selling expenses for the three months and nine months ended May 31, 2010 and May 31, 2009.

                         For the three months ended                            For the nine months ended
                                  May 31,                   Comparison                  May 31,                 Comparison
                            -------------------         --------------------      -------------------       --------------------
                            2010           2009         Amount       Percent      2010           2009       Amount       Percent
                            ----           ----         ------       -------      ----           ----       ------       -------
                             US$            US$           US$           %          US$            US$         US$           %
Salary and staff welfare    61,230        29,864        31,366        105.03     159,197       134,122       25,075       18.70
Office expenses             61,219        55,657         5,562          9.99      69,001        72,293       (3,292)      (4.55)
Advertising                 11,743         6,689         5,054         75.56      17,575        72,424      (54,849)     (75.73)
Travel expenses             70,007        43,921        26,086         59.39     153,306       143,253       10,053        7.02
Others                      64,694        20,726        43,968        212.14     113,572        80,997       32,575       40.22
                           -------       -------       -------        ------     -------       -------      -------      ------
Total                      268,893       156,857       112,036         71.43     512,651       503,089        9,562        1.90
                           =======       =======       =======        ======     =======       =======      =======      ======

     Our selling expenses increased by 71.43% from $156,857 in the three months ended May 31, 2009 to $268,893 in the three months ended May 31, 2010, and increased by 1.9% from $503,089 in the nine months ended May 31, 2009 to $512,651 in the nine months ended May 31, 2010. The increase was primarily due to the increase of salaries, welfare, advertising and travel expenses. The increase in salaries and travel expenses resulted from business expansion and increase in the number of faculty. After the Company went public, we increased our advertising expenses in the third quarter of 2010 which lead to an increase in the advertising expenses compared to the same period of 2009. However, for the nine months ended May 31, 2010, the advertising expenses decreased by 75.73% when compared to the same period in 2009. Thus the operation expenses did not represent a significant increase.

GENERAL AND ADMINISTRATIVE EXPENSES

     The table below illustrates the details of general and administrative expenses for the three months and nine months ended May 31, 2010 and 2009:

                         For the three months ended                            For the nine months ended
                                  May 31,                   Comparison                  May 31,                 Comparison
                            -------------------         --------------------      -------------------       --------------------
                            2010           2009         Amount       Percent      2010           2009       Amount       Percent
                            ----           ----         ------       -------      ----           ----       ------       -------
                             US$            US$           US$           %          US$            US$         US$           %
Salary and staff welfare   205,713        168,784       36,929        21.88      611,033        545,399      65,634       12.03
Office expenses             86,874        154,380      (67,506)      (43.73)     293,100        418,582    (125,482)     (29.98)
Maintenance                 12,665            316       12,349     3,907.91       14,376          3,784      10,592      279.92
Rental                       4,039         31,314      (27,275)      (87.10)      65,270         87,744     (22,474)     (25.61)
Depreciation                27,109         11,212       15,897       141.79       55,214         28,236      26,978       95.54
Travel expenses             70,597         10,784       59,813       554.65      110,967         45,491      65,476      143.93
Consulting                  37,193          3,396       33,797       995.20       41,968         20,951      21,017      100.32
Entertainment               40,589         39,721          868         2.19      157,747         99,726      58,021       58.18
Others                      82,883         50,939       31,944        62.71      146,223        110,464      35,759       32.37
                            ------        -------      -------     --------    ---------      ---------    --------      ------
Total                      567,662        470,846       96,816        20.56    1,495,898      1,360,377     135,521        9.96
                           =======        =======      =======     ========    =========      =========    ========      ======

     Our general and administrative expenses increased by 20.56% from $470,846 for the three months ended May 31, 2009 to $567,662 for the three months ended May 31, 2010, and increased by 9.96% from $1,360,377 for the nine months ended May 31, 2009 to $1,495,898 for the nine months ended May 31, 2010. This increase was primarily due to the following two factors: First, after the Company went public, it increased its administrative staff, leading to an increase in the salaries and related expenses. In the meantime, business expansion and the acquisition of our new campus resulted in the increase in related expenses including travel expenses and consulting fees. Second, the new acquisition of fixed assets led to an increase in depreciation expenses. Our office expenses decreased in the third quarter of 2010 when compared to the same period of 2009, which was mainly due to in 2009 more expenses incurred for our new campus - Shaoshan Huanqiu.

OTHER EXPENSES

     Other expenses increased by 81.47% from $26,223 in the three months ended May 31, 2009 to $47,588 in the three months ended May 31, 2010. This increase was mainly due to the donation to Association for Private Education of Ningxiang County, Hunan Province in 2010. Other expenses increased from $80,424 in the nine months ended May 31, 2009 to $1,062,665 in the nine months ended May 31, 2010, which was mainly attributable to the disposition of the aged equipment in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash generated from operating activities and financing activities.

     As of May 31, 2010, our total assets were $48,368,898, representing an increase of $17,137,625 or 54.87% when compared with $31,231,273 on August 31, 2009. As of May 31, 2010, we had $29,162,213 in current assets, representing an increase of $13,270,869 or 83.51% when compared with $15,891,344 on August 31, 2009. As of May 31, 2010, non-current assets were $19,206,685, representing an increase of $3,866,756 or 25.21% as compared to $15,339,929 on August 31, 2009.

     Current assets as of May 31, 2010 consist of cash and cash equivalents of $13,385,942, inventory of $332,189, net accounts receivable of $11,028,527, other debtors of $374,296 and advances to vendors of $4,041,259.

     The balance of accounts receivable (net of allowance) increased $5,315,036, from $5,713,491 as of August 31, 2009 to $11,028,527 as of May 31, 2010.
Accounts receivable consist of subsidies from the Rain-dew project and fees from the enterprises for the off-campus arrangements. Such increase is mainly attributable to the accounts receivable due from Poverty Alleviation Office of local governments and China Overseas Scholarship Development Foundation under the Rain-dew project that started in September 2008, accounting for 96% of the balance of accounts receivable. Due to the fact that such accounts receivable are due from the government authorities, the management determines that no reserve is necessary for the current reporting period and the balance of doubtful accounts provision remains the same since August 31, 2009.

     As of May 31, 2010, our total liabilities were $9,672,025, representing an increase of $5,407,221 or 126.79% as compared to $4,264,804 on August 31, 2009.
As of May 31, 2010, the balance of loans outstanding was $2,021,119, representing an increase of $256,994 or 14.57% as compared to $1,764,125 on August 31, 2009. The increase is due to the increase in loans. Accounts payable were $1,642,563 as of May 31, 2010, representing an increase of $314,941 or 23.72% as compared with $1,327,622 on August 31, 2009. Accounts payable were primarily due to Changsha University of Science & Technology for the cooperative education program, to maritime schools for the tuition we collected on behalf of them under the cooperation agreements and to suppliers of teaching materials. Unearned revenue mainly included tuition from students and consulting fees from enterprises. As of May 31, 2010, the balance of unearned revenue was $3,237,823, representing an increase of $3,229,548 when compared with $8,275 on August 31, 2009. The large increase in the balance of unearned revenue at the end of this quarter was attributable to the tuition collected in March 2010 which, however, was amortized into revenue on August 31, 2009.

As of May 31, 2010, stockholder's equity was $38,696,873, representing an increase of $11,730,404 or 43.50% as compared to $26,966,469 on August 31, 2009.
Increase in net income is $11,721,045, from which $2,930,914 has been allocated to statutory reserve and increase in accumulated other comprehensive income is $9,359, which is related to the exchange gain or loss.

CASH FLOWS

     As of May 31, 2010, the Company's cash and cash equivalents were $13,385,942, representing an increase of $9,537,902 as compared with $3,848,040 on August 31, 2009.

     For the nine months ended May 31, 2010, net cash flows provided by operating activities were $14,427,904, representing an increase of $3,381,074 as compared with $11,046,830 for the nine months ended May 31, 2009. The decrease was mainly due to the fact that the second semester of 2009 started in February, therefore the advance tuition received from students for the second semester was recognized at the second quarter, whereas in 2010, the second semester started in early March, therefore the tuition received from students was recognized in the third quarter. This resulted in the significant increase in net cash flows for the nine months ended May 31, 2010 as compared with the same period of 2009.

     For the nine months ended May 31, 2010, net cash flows used in investing activities were $7,904,908, representing an increase of $4,952,264 or 167.72% as compared with $2,952,644 for the nine months ended May 31, 2009. The major investment in the nine months of fiscal year 2010 refers to the acquisition of school facilities, construction of the buildings and use of the land on the Shaoshan, Shaoyang and Tianquan campuses. The financial resources were generated from operating activities and credit funds.

     For the nine months ended May 31, 2010, net cash flows provided by financing activities were $3,014,950, representing an increase of $5,226,227 as compared with net cash used in financing activities of $2,211,277 for the nine months ended May 31, 2009. During the nine months ended May 31, 2010, there were proceeds from repayment of a related party loan in the amount of $1,924,491, proceeds from short-term loans in the amount of $578,503, proceeds from long-term loans in the amount of $234,333, proceeds from shareholder's loan in the amount of $310,000 and repayments on long-term loan in the amount of 556,540, whereas in the nine months ended May 31, 2009, there was shareholders' loan of $1,198,942 and related party loan of $1,890,298 incurred.

CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations as of May 31, 2010:

                                                                       Payments Due by Period
                                        -------------------------------------------------------------------------------
                                                    June 1, 2010   June 1, 2011   June 1, 2012   June 1, 2013
                                                       through        through        through        through     After
                                                       May 31,        May 31,        May 31,        May 31,     May 31,
(In thousands)                          Total           2011           2012           2013           2014        2014
                                        -----           ----           ----           ----           ----        ----
Long-term debt obligations (1)   $      710,321         73,229        637,092              0              0            0
Operating lease (2)              $      753,944        144,707        136,073        183,947        157,566      131,651
Capital commitments (3)          $   13,476,800      5,347,073        117,180        117,180        117,180    7,778,187
                                     ----------      ---------        -------        -------        -------    ---------
TOTAL CONTRACTUAL OBLIGATIONS    $   14,941,065      5,565,009        890,345        301,127        274,746    7,909,838
                                     ==========      =========        =======        =======        =======    =========

----------
(1) The long-term debt obligations refers to the long-term loans we have incurred as of May 31, 2010.
(2)  We are  obligated  to  pay  rental  for  the  campus  of  Shaoshan  Huanqiu
     Vocational Technical Secondary School and for our headquarters' office space and warehouse. Lease periods vary from 14 months to 10 years with the earliest expiration date of December 31, 2010 and the latest expiration date of September 18, 2019.
(3) In exchange for obtaining the governmental approval to provide educational services to the schools in Hunan Province and Sichuan Province, we committed to the local governments to invest a total amount of RMB122,800,000 (approximately US$17,987,060) for the expansion of those schools during the terms of the cooperation agreement with them. The terms of cooperation vary from 15 years to 20 years with the earliest expiration date of July 15, 2021 and the latest expiration date of June 30, 2029. Until May 31, 2010, we have invested $4,510,260 in several schools and the balance of $13,476,800 will be invested within the remaining term of the cooperation agreement.

FOREIGN CURRENCY TRANSLATION

     Our reporting currency is the US dollars. Our functional currency is Renminbi ("RMB"). Transactions denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains. The exchange rate as of May 31, 2010 was 6.8279, which didn't fluctuate significantly compared with the exchange rate
6.8306 as of the last fiscal year end of August 31, 2009. The average exchange rate for the three months ended May 31, 2010 of 6.8266, slightly decreased compared to the exchange rate of 6.8309 for the same period of 2009.

TAXATION

     The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. According to the Promotion of Private Schools Act of PRC and the Notice of Tax Policy for Education Activities (Caishui [2004] No.39), certain enterprises, organizations and schools shall enjoy the same tax treatment as the government operated pubic schools, and could be exempt from business tax and income tax accordingly. As long as we meetthe requirements of the aforementioned regulations, we are exempt from PRC business tax and income tax.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this rule does not have a material impact on its financial statements.

     In January 2010, FASB amended Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this rule to have a material impact on its financial statements.

OFF BALANCE SHEET ARRANGEMENTS

     We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third party. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders' equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any other variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of May 31, 2010, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.                              Description
-----------                              -----------

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

----------
* Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2010                    HQ Global Education, Inc.


                                 By: /s/ Guangwen He
                                    -------------------------------------------
                                    Guangwen He
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                 By: /s/ Yunjie Fang
                                    -------------------------------------------
                                    Yunjie Fang
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)