Form 10-K
period 2010-08-31
HQ Global Education Inc.
filed 2010-11-29
CIK 1430872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended August 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from [ ] to [ ]

                        Commission file number 333-150385

                            HQ GLOBAL EDUCATION INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              26-1806348
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


27th Floor, BOBO Fortune Center, No.368, South Furong Road,
             Changsha City, Hunan Province, PRC                    410007
          (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (86) 731-87828601

           Securities registered pursuant to Section 12(b) of the Act:

                                       N/A
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.0001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.) [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 26, 2010, the last business day of the Company's second fiscal quarter, was $52,500,000 (12,500,000 shares of common stock held by non-affiliates) based upon the closing price of $4.2 as quoted by OTC Bulletin Board on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

33,000,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 29, 2010.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                TABLE OF CONTENTS

Item 1.  Business                                                              4

Item 1A. Risk Factors                                                         18

Item 1B. Unresolved Staff Comments                                            18

Item 2.  Properties                                                           18

Item 3.  Legal Proceedings                                                    20

Item 4.  [Removed and Reserved]                                               20

Item 5.  Market for Common Equity and Related Stockholder Matters             21

Item 6.  Selected Financial Data                                              21

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           32

Item 8.  Financial Statements and Supplementary Data                          33

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             34

Item 9A. Controls and Procedures                                              34

Item 9B. Other Information                                                    35

Item 10. Directors, Executive Officers and Corporate Governance               36

Item 11. Executive Compensation                                               38

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      40

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         42

Item 14. Principal Accountants Fees and Services                              43

Item 15. Exhibits, Financial Statement Schedules                              44

                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates", "believes", "expects", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predict", "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. As used in this annual report, the terms "we", "us", "our company", mean HQ Global Education Inc., a Delaware corporation. In addition, references to our "financial statements" are to our consolidated financial statements except as the context otherwise requires.

Except as otherwise indicated by the context, the abbreviations used in this report have the following meanings:

     * "Green Star" refers to Green Star Mining Corp., a Delaware corporation;
     * "Risetime" refers to Risetime Group Limited, a British Virgin Islands corporation that is wholly-owned by Green Star;
     * "Global Education" refers to Global Education International Limited, a Hong Kong corporation that is wholly-owned by Risetime;
     * "WFOE" refers to Xiangtan Nicestar Business Administration Co., Ltd, our wholly-owned Chinese subsidiary;
     *    "Oya" refers to Hunan Oya Education Technology Co., Ltd;
     * "Nicestar" refers to Nicestar International Limited, a British Virgin Islands corporation that was the former shareholder of Risetime prior to the reverse acquisition;
     *    "Securities Act" means the Securities Act of 1933, as amended;
     *    "Exchange Act" means the Securities Exchange Act of 1934, as amended;
     *    "RMB" means Renminbi, the legal currency of China;
     *    "U.S. dollar", "$" and "US$" mean the legal currency of the United
          States;
     *    "China" and "PRC" refer to "People's Republic of China".

OVERVIEW

HQ Global Education Inc. (the "Company", "we", "us" or "our") is a Delaware corporation incorporated on January 22, 2008 and we are headquartered in Hunan Province, China. Currently, the Company's common stock is trading on the Over-the Counter Bulletin Board under the ticker HQGE.OB.

We provide vocational education and vocational training services to a varied student population throughout China. We generate revenue from tuition, school logistics services, and off-campus internship management fees. Our services are developed with many target employers to provide them with the skilled workers they require. As a consequence, 100% of our graduates obtain jobs with our cooperative companies. We offer a wide range of educational programs and services through vocational schools, consisting primarily of "Customized Education" programs for various vocational skills and school logistic services and have a 100% graduation rate. We provide educational services under our "HQ" brand. We believe our "HQ" brand is a famous brand in China's private vocational education sector, as evidenced by awards we received from many government authorities and semi-government entities, including the title of "State-level Key Secondary Vocational Schools" granted by the Ministry of Education of the People's Republic of China, and the title of "Famous Non-government Funded School" and the "Entity with Outstanding Contributions" granted by the Chinese People's Political Consultative Conference (the "CPPCC").

Since our inception in 1994, we have had approximately 100,150 cumulative student enrollments. For the twelve months ended August 31, 2010, we had 15,159 newly-enrolled students. We deliver our educational programs to students through ten schools and have approximately 2,894 faculty members as of August 31, 2010.

We have experienced significant growth in our business in recent years. For the year ended August 31, 2010, our total revenue was $47,055,306, representing an increase of $10,943,984 or 30.31% as compared with $36,111,358 for the year ended August 31, 2009. Our gross profit for the year ended August 31, 2010 was $17,931,787, representing an increase of $4,656,851 or 35.08% as compared with $13,274,936 for the prior year. For the years ended August 31, 2010 and 2009, net revenues from our "Customized Education" accounted for 12.99% and 14.20%, respectively. Our net income increased from $10,667,175 for the year ended August 31, 2009 as compared to $13,569,003 for the year ended August 31, 2010, demonstrating an annual growth rate of 27.20%.

OUR CORPORATE HISTORY AND STRUCTURE

Mr. Guangwen He, our President and Chief Executive Officer, established Ningxiang Huanqiu Computer Training School (the predecessor of Changsha Huanqiu) in Ningxiang County, Changsha, China in August 1994 to offer computer training services. Since its inception, Changsha Huanqiu has grown rapidly and transformed itself from primarily a computer training school to a comprehensive provider of vocational education , skill training services, and a wide range of educational services and products to a variety of students throughout China. Mr. He established Shaoshan Huanqiu in Shaoshan City on May 15, 2006 to provide secondary vocational education and training services.

Risetime Group Limited ("Risetime") was incorporated in the British Virgin Islands on December 17, 2007. Global Education International Limited ("Global Education") was incorporated under the laws of Hong Kong on November 15, 2007. Global Education became the wholly owned subsidiary of Risetime on July 31, 2009. Global Education formed Xiangtan Nicestar Business Administration Co., Ltd. as a wholly foreign owned enterprise ("WFOE") under the laws of the PRC on September 30, 2009.

Hunan Oya Education Technology Co., Ltd ("Oya"), the operating company in the PRC, was organized under the laws of the PRC in November 20, 2008 and is directly owned by Mr. Guangwen He and Mrs. Yabin Zhong.

Under the laws of the PRC, a foreign (non-PRC) company cannot acquire Oya directly. As a result, WFOE entered into a series of contractual agreements with Oya, which we believe gives us effective control over Oya. These agreements are described in detail under the section "Contractual Arrangements between WFOE, Oya and its Shareholders".

We operate four private secondary vocational schools (Changsha Huanqiu, Shaoshan Huanqiu, New HQ Technical and Tianzhen Huanqiu) and a public secondary vocational school (Shaoshan Vocational School) in China through Oya. Changsha Huanqiu and Shaoshan Huanqiu are owned by Mr. Guangwen He, and New HQ Technical and Tianzhen Huanqiu are directly owned by Oya. Through Changsha Huanqiu, we operate five public secondary vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School. For a description of these arrangements, see "Contractual Arrangements for the Operation of Two Private Vocational Schools" and "Contractual Arrangements for the Operation of Six Public Vocational Schools".

REVERSE ACQUISITION

On February 8, 2010, Green Star entered into a Share Exchange Agreement with Risetime, and its sole shareholder, Nicestar International Limited ("Nicestar"), a British Virgin Islands company (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, Nicestar agreed to transfer all of its shares of the capital stock of Risetime, in exchange for 20,500,000 newly issued shares of Green Star's common stock that would, in the aggregate, constitute 62.12% of Green Star's issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. Upon the consummation of the reverse acquisition, Nicestar becomes Green Star's controlling stockholder.

As a result of the reverse acquisition, Green Star acquired 100% of the capital stock of Risetime and consequently, control of the business and operations of Risetime, WFOE, Oya and its affiliated entities. Prior to the reverse acquisition, Green Star was in the development stage engaged in the acquisition and exploration of mining properties and had not yet realized any revenues from operations. From and after the closing of the Share Exchange Agreement, Green Star's primary operations consist of the business and operations of Risetime, which are conducted by Oya and its affiliated entities.

Upon the closing of the reverse acquisition, on February 11, 2010, Green Star's sole director and officer, Mr. Yi Chen, submitted his resignation letter pursuant to which he resigned, effective immediately, from all offices of Green Star that he held and from his position as Green Star's director. Simultaneously, five new directors were appointed, including three independent directors. Mr. Guangwen He was appointed as our Chief Executive Officer and Chairman of the Board at the closing of the reverse acquisition. Descriptions of our proposed directors and officers can be found in item 10 below.

The structure after the reverse acquisition is illustrated as below:




       [GRAPHIC SHOWING THE COMPANY STRUCTURE AFTER REVERSE ACQUISITION]

We changed our name from Green Star Mining Corp. to HQ Global Education Inc. pursuant to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of State of Delaware on February 24, 2010, which has been approved by FINRA as of March 22, 2010. We have also been granted a new symbol ("HQGE") on the OTC Bulletin Board.

Effective March 22, 2010, we changed our fiscal year end to August 31 from our former fiscal year end of February 28.

Following the reverse acquisition, we, through our Chinese consolidated entities, provide vocational education and vocational skill training services to a variety of students throughout China. Our executive office is located at 27th Floor, BOBO Fortune Center, No.368, South Furong Road, Changsha City, Hunan Province, PRC, 410007, our telephone number is (86 731) 8887 3727, and our fax number is (86 731) 8887 3727. Our website is www.hq-education.com. Information on our website or any other website is not a part of this annual report.

CONTRACTUAL ARRANGEMENTS BETWEEN WFOE, OYA AND ITS SHAREHOLDERS

We have been and are expected to continue to be dependent on Oya to operate our education business until we qualify for direct ownership of an education business in China under PRC laws and regulations and acquire Oya as our direct, wholly-owned subsidiary. Through our Chinese subsidiary, WFOE, we have entered into a series of contractual arrangements with Oya and its shareholders which enable us to:

*    exercise effective control over Oya;
* receive a substantial portion of the economic benefits from Oya in consideration for the services provided by our wholly-owned subsidiary in China; and
* have an exclusive option to purchase all or part of the equity interests in Oya when and to the extent permitted by PRC law.

EXCLUSIVE BUSINESS COOPERATION AGREEMENT. Through our wholly-owned Chinese subsidiary, WFOE, we have entered into an Exclusive Business Cooperation Agreement with Oya. The Exclusive Business Cooperation Agreement has an initial term of ten years and will be renewed upon WFOE's written consent. Under this agreement, WFOE provides comprehensive technical support, teaching support and relevant consulting services to Oya. As consideration for such services provided by WFOE, Oya will pay monthly service fee to WFOE equal to 100% of the monthly net income of Oya. Through the two parties' negotiation and with the prior written consent of WFOE, the monthly service fees may be adjusted based on the actual services provided by WFOE and the actual business demands of Oya.

LOAN AGREEMENTS. Under the Loan Agreements, WFOE will make loans in the aggregate principal amount of RMB 130 million (approximately $19 million) to the shareholders of Oya, each shareholder receiving a share of the loan proceeds proportional to its ownership percentage in Oya. WFOE agrees to grant loans to the shareholders of Oya within 20 days after receiving written drawdown notice from the shareholders. The terms of these loans are 10 years and may be extended with the consent of the parties. These loans do not bear interest.

PROXY LETTERS. On November 28, 2009, each of the shareholders of Oya executed a Proxy Letter. Under the Proxy Letters, Mr. Guangwen He and Ms. Yabin Zhong each irrevocably entrusted WFOE with the right to act as his/her proxy and vote all of his/her equity interests in Oya. Each of the Proxy Letters will remain effective as long as Mr. He or Ms. Zhong remains a shareholder of Oya.

EXCLUSIVE PURCHASE OPTION AGREEMENTS. Under the Exclusive Purchase Option Agreements dated November 28, 2009 among WFOE, Oya and the shareholders of Oya, the shareholders granted WFOE an irrevocable and exclusive right to purchase all or part of their equity interests in Oya. The purchase option may be exercised by WFOE in its sole discretion at any time that the exercise would be permissible under PRC laws, and the total purchase price for the WFOE's acquisition of the entitle equity interests of Oya is RMB (Y)20 (equivalent to $3.0), subject to necessary adjustment under applicable PRC laws at the time when such share transfer occurs. The terms of these agreements are 10 years and may be extended at the option of WFOE. The Exclusive Purchase Option Agreements contain agreements from Oya and its shareholders that they will refrain from taking some actions without the prior written consent of WFOE, such as amending the bylaws of Oya, increasing or reducing the registered capital of Oya, or declaring dividends of Oya.

EQUITY PLEDGE AGREEMENTS. Pursuant to the Equity Pledge Agreements dated November 28, 2009 between WFOE and the shareholders of Oya, each shareholder agreed to pledge his or her equity interest in Oya to WFOE to secure the performance of the shareholders' obligations under the Loan Agreements. Under the Equity Pledge Agreements, each of the shareholders has agreed not to transfer or create any encumbrance on his or her equity interest in Oya without the prior written consent of WFOE.

CONTRACTUAL ARRANGEMENTS FOR THE OPERATION OF TWO PRIVATE VOCATIONAL SCHOOLS

BUSINESS COOPERATION AGREEMENTS. On July 28, 2009, Oya entered into Business Cooperation Agreements with Changsha Huanqiu and Shaoshan Huanqiu respectively, which are our consolidated private schools owned by Mr. Guangwen He. Each Business Cooperation Agreement has a term of fifteen years, which may be extended with the written consent of the parties thereto. Under these agreements, Oya agreed to provide comprehensive and exclusive technical support, business support and relevant consulting services to the two private schools, including but not limited to making diversified investments, formulating student enrollment policies and financial policies, and authorizing the schools to use the "HQ" brand. Meanwhile, all revenues of these two schools belong to Oya; Oya has the right to distribute their profits, to appoint all their senior management and to dispose the net assets of these two private schools.

CONTRACTUAL ARRANGEMENTS FOR THE OPERATION OF SIX PUBLIC VOCATIONAL SCHOOLS

JOINT SCHOOL-RUNNING AGREEMENT WITH RESPECT TO SHAOSHAN VOCATIONAL SCHOOL. On March 30, 2009, Oya entered into a Joint School-Running Agreement with the People's Government of Shaoshan City for the joint operation of Shaoshan Vocational School. The term of the joint operation is 20 years, from April 8, 2009 to June 30, 2029. Under this agreement, Oya has the right to run and manage Shaoshan Vocational School, to appoint personnel, to accumulate working capital and to distribute profits during the term of the joint operation.

JOINT SCHOOL-RUNNING AGREEMENT WITH RESPECT TO YINGJING VOCATIONAL SCHOOL. On May 9, 2005, Changsha Huanqiu entered into a Joint School-Running Agreement with Yingjing Vocation School. The Education Bureau of Yingjing City is an intermediary to this agreement. The term of the joint operation is 15 years, from April 30, 2005 to April 30, 2020. During the term of the joint operation, Changsha Huanqiu has the right to run and manage Yingjing Vocational School and to accumulate working capital.

JOINT SCHOOL-RUNNING AGREEMENT WITH RESPECT TO TIANQUAN VOCATIONAL SCHOOL. On February 20, 2006, Changsha Huanqiu entered into a Joint School-Running Agreement with the Education Bureau of Tianquan County. The term of the joint operation is 15 years, from February 20, 2006 to July 15, 2021. During the term of the joint operation, Changsha Huanqiu has the right to run and manage Tianquan Vocational School, to accumulate working capital and to distribute profits.

JOINT SCHOOL-RUNNING AGREEMENT WITH RESPECT TO SHIMIAN VOCATIONAL SCHOOL. On January 23, 2006, Changsha Huanqiu entered into a Joint School-Running Agreement with the Education Bureau of Shimian County. The term of the joint operation is 15 years, from January 23, 2006 to July 30, 2021. During the term of the joint operation, Changsha Huangqiu has the right to run and manage Shimian Vocational School, to accumulate working capital and to distribute profits.

JOINT SCHOOL-RUNNING AGREEMENT WITH RESPECT TO LUSHAN VOCATIONAL SCHOOL. On May 18, 2006, Changsha Huanqiu entered into a Joint School-Running Agreement with the Education Bureau of Lushan County. The term of the joint operation is 15 years, from May 18, 2006 to July 30, 2021. During the term of the joint operation, Changsha Huanqiu has the right to run and manage Lushan Vocational School, to accumulate working capital and to distribute profits.

JOINT SCHOOL-RUNNING AGREEMENT WITH RESPECT TO SHAOYANG VOCATIONAL SCHOOL. On January 25, 2008, Changsha Huanqiu entered into a Joint School-Running Agreement with the People's Government of Shaoyang County. The term of the joint operation is 18 years, from January 25, 2008 to January 24, 2026. During the term of the joint operation, Changsha Huanqiu has the right to run and manage Shaoyang Vocational School, to appoint personnel, to accumulate working capital and to distribute profits.

EDUCATION INDUSTRY AND MARKET OPPORTUNITY IN CHINA

Reflecting the magnitude of the overall population, the size of the education and training market in China is the largest in the world and growing rapidly. According to the World Bank Study which was issued on June 19, 2007, among China's approximately 1.3 billion population, around 260 million are students enrolled in basic, secondary and higher education programs and an additional 68 million adults are enrolled in a variety of other education and training programs. Education spending in China is expected to grow rapidly as demand for more skilled labor force grows and the participation rate in the educational system increases consequently. The growth in educational spending will likely be driven by several factors, including favorable demographic trends, growth in per capita and disposable income, the limited supply of educational resources and growing demand and government initiatives.

In 1986, the PRC government implemented a system of compulsory education that requires each child to have at least nine years of formal education. When students finish the nine-year compulsory education, they have two educational options: (a) high schools or (b) secondary vocational schools. High school graduates also have two educational options: (a) bachelor degree colleges and
(b) higher vocational schools. Secondary vocational school students can be admitted to higher vocational schools if they pass the required tests. Higher vocational school students can be admitted to bachelor degree colleges if they pass the required tests.

China has one of the fastest growing economies in the world. As China's economy continues to expand, the demand for skilled workers will increase. According to China Human Resources Market Information Web, a governmental organization in China, in the third quarter of 2009, the overall job opening-to-application ratio of technical workers exceeded 1, and the opening-to-application ratio for senior professional qualification holders and senior technicians reached 2.28 and 2.24, respectively. This study confirms that there is a wide-spread shortage of senior blue collar workers in China. In the Yangtze River Delta, Pearl River Delta and some coastal areas, many enterprises operations suffer from a shortage of skilled workers. In some instances, factories have to be shut down due to the lack of qualified skilled workers.

Secondary vocational schools that train skilled workers have witnessed great booms and their graduates are in high demand. Many large companies establish cooperative relationship with vocational schools, paying a fee to schools to train their workers or rely heavily on these schools for recruitment of skill workers.

Vocational education has also gained support from the Chinese government. The Chinese government believes that there should be more vocational schools and graduates than degree colleges and graduates for the overall expansion of China's economy. All levels of government are required to speed up the development of vocational education system in their respective regions. In 2005, the State Council issued THE DECISION ON PROMOTING THE VOCATIONAL EDUCATION, which sets the state policy to speed up the development of secondary vocational education. Moreover, vocational education has been listed as one of major development objectives in the Eleventh Five-year Development Plan of China. (1)

OUR STRENGTHS

We believe that the following competitive strengths contribute to our success and differentiate us from our competitors:

WELL RECOGNIZED VOCATIONAL EDUCATION BRAND IN CHINA. With a 16-year history, our "HQ" brand is a well-recognized brand in China. We have received numerous awards and recognitions. For example, Changsha Huanqiu has been granted the title of "State-level Key Secondary Vocational Schools" by the Ministry of Education of the People's Republic of China; Tianquan Vocational School and Shaoshan Vocational School have been awarded as "Provincial Key Schools" by the Department of Education of Sichuan Province and Hunan Province, respectively; Changsha Huanqiu has been granted the title of "Famous Non-government Funded School" and the "Entity with Outstanding Contributions" by the Chinese People's Political Consultative Conference (the "CPPCC"); and the title of "Outstanding School-running Entity" by Hunan Provincial Government. Furthermore, the achievements of the Company have been widely reported by news media, such as CCTV, the People's Daily, Guangming Daily, Hong Kong Wenhui Daily, and Gov.cn, the Chinese Central Government's Official Web Portal. We believe that our established "HQ" brand allows us to further expand our market share in existing markets and target new markets and areas of vocational education.

SUCCESSFUL ORDER-ORIENTED EDUCATION MODE. Order-oriented Education, or "Customized Education", is essential to the success of the Company. Order-oriented Education refers to the educational program that tailors vocational education and training via cooperation agreements between us and various enterprises. Under Order-oriented Education, we design and offer courses to meet the specific needs of target employers. We first try to understand the requirements of the industry, such as the specific skills and the number of potential employees that are needed, and sign cooperation contracts with the enterprises. "Order-oriented Education" reflects the resource sharing between schools and enterprises. It benefits our students in their job hunting endeavors after graduation. As a consequence, student recruitment witnessed a significant expansion in recent years for our ten schools, and up to the twelve months ended August 31, 2010, the employment rate remained 100% for the students who graduated from our educational programs. We set up cooperative relationships with 128 enterprises as of August 31, 2010, to carry out the customized training program.

EXTENSIVE PROGRAM AND SERVICE OFFERINGS. We offer a wide range of educational programs and services to a varied student population with diverse career development needs. Our offerings primarily consist of various levels and types of vocational training programs for graduates from junior secondary schools, high schools and colleges, unemployed people and rural labor force, customized

----------
(1) http://english.gov.cn/2005-10/11/content_76462.htm.

pursuant to the need and requirement of our cooperating enterprises. As of August 31, 2010, we had the following 17 categories of programs available for enrollment: Mould Design and Manufacture, Numerical Control Technology, Computer and Computer Application, Computer Information Management, Computer Software Engineering, Computer-aided Design, Computer Repair and Maintenance, Computer Network Engineering, Apparel Design and Technique, Electronic Commerce, Accounting, Tour and Hotel Management, Secretary, Electronic Technology Application, Electronic & Electrical, International Trade and Electromechanical Integration. These 17 categories include about sixty programs. We believe the breadth and the diversity of our programs and services increase our addressable markets and enhance our overall revenue stability.

BROAD NATIONAL SCALE AND NETWORK. We have a broad national scale and network as compared to other providers of vocational educational services in China. We deliver our educational programs and services through a physical network of ten schools, located in Hunan Province, Sichuan Province and Shanxi Province, as of August 31, 2010. We typically locate our schools in and around selected area with large amount of labor force supply. We believe this strategy allows us to leverage the geographic difference of labor force supply and efficiently attract prospective students.

SUCCESSFUL TRACK RECORD. We were founded in 1994 by our Chairman and Chief Executive Officer, Guangwen He. Since then, we have developed ourselves from a single school to educational group providing a wide range of educational programs and services to a varied student population with diverse career development needs in China. We have demonstrated significant growth in our business since our inception, especially in recent years. Our school network increased from one schools in 1994 to ten schools as of August 31, 2010. The number of students increased from 34,000 for the year ended August 31, 2005 when we operated one vocational school, to over 100,150 for the ten schools we operated during the year ended August 31, 2010. Our total net income increased from $10,667,175 for the year ended August 31, 2009 as compared to $13,569,003 for the year ended August 31, 2010, representing an increase of $2,901,828 or 27.20%.

EXPERIENCED MANAGEMENT TEAM WITH A PASSION FOR EDUCATION. Our board members have an average of approximately 16 years of experience in the education industry. Our senior management team is committed to and passionate about education. They are familiar with the vocational education sector and relevant regulatory environment in China and continue to be actively involved in our management and strategic planning. In particular, Mr. Guangwen He, our Chairman and Chief Executive Officer, is a renowned expert in vocational education with over 16 years of experience in the education industry and is a leader in the vocational education community in China. He has served as director of the Association for Non-Government Education of China, vice president of Association for Non-Government Education of Hunan Province, vice president of Association for Non-Government Education of Changsha City, and vice president of the Education, Science, Culture and Health Board of 10th Changsha CPPCC. He has been selected as an Expert Enjoying Special Government Allowances of the State Council. We believe that our management team's passion for education and extensive experience in the vocational education sector and relevant regulatory environment in China have enabled us to successfully manage our operations and growth, promote our brand and achieve our goals.

OUR GROWTH STRATEGY

Our goal is to grow rapidly as a leading provider of vocational educational services in China. We intend to leverage our brand and national network to achieve our goal by pursuing the following strategies:

EXPAND CAPACITY OF OUR CURRENT CAMPUSES AND IMPROVE OUR QUALITY OF TEACHING. We expect to build new teaching facilities and purchase new equipments to make the full capacity of our existing schools with a growth rate of 30%. In the meanwhile, we will improve the professional skills of our faculty team via training programs and hiring more high quality teaching staff, to ensure the professional skills of our students can meet the requirement of our enterprise clients. We also expect to reinforce our internal control, especially our decision making process and cost control and performance assessment, to maximize our work efficiency.

STRENGTHEN OUR COOPERATION WITH ENTERPRISES. We will fully utilize our educational resources and try to keepa 100% student employment rate. With the increase in student enrollment, more students will be arranged to work off-campus for our cooperative companies during winter and summer vacations. This will result in the increase in our revenue of such kind of service both for enterprises and our students. Our target is to increase the number of the enterprises which have cooperation relationships with us from 128 currently to 200 in the near future; especially the world top 500 enterprises are preferred.

INTEGRATE EDUCATIONAL RESOURCES AND FORM TEN BUSINESS DIVISIONS. To achieve stable, sustainable and fast development, the Company has formed ten business divisions to integrate market educational resources by the end of fiscal year 2010. Each division has an experienced manager responsible for its operation and will complete its integration in the fiscal year 2011. We will start to assess the performance of these ten business divisions in the fiscal year 2011 and expect to see their great vitality in the reports for the fiscal year 2011.

ENHANCE BRAND IMAGE BUILDING. To seek sustainable development, we will enhance image building of our brand and create distinctiveness of our brand. Management believes this is essential for a stable long-term growth. We will see continuous improvement in the core capacity of our management, marketing and auditing teams as well as in our overall business capability.

OUR NETWORK

As of August 31, 2010, we deliver our education programs and services to students through a network of ten schools, five of which are in Hunan province, four are in Sichuan province and the other one is in Shanxi province and we have enrolled students in 25 provinces across China.

In addition, as we have had over 100,150 student enrollments since our inception, we have an extensive network of students and alumni. This network has been essential in promoting our brand and our programs, services and products by word-of-mouth referrals and through our students' and alumni's career achievements.

The following table sets forth information concerning our schools as of August 31, 2010.

                                                                     Newly Enrolled Students during the
           School                                 Location               year ended August 31, 2010
           ------                                 --------               --------------------------
Changsha Huanqiu and New HQ technical         Hunan Province                        4,204
Shaoshan Huanqiu                              Hunan Province                        3,147
Shaoshan Vocational School                    Hunan Province                        2,187
Shaoyang Vocational School                    Hunan Province                          862
Tianquan Vocational School                    Sichuan Province                      1,075
Shimian Vocational School                     Sichuan Province                        796
Lushan Vocational School                      Sichuan Province                      1,357
Yingjing Vocational School                    Sichuan Province                      1,531
                                                                                  -------
TOTAL                                                                              15,159
                                                                                  =======

BUSINESS MODEL

ORDER-ORIENTED EDUCATION

Mr. Guangwen He is the founder and CEO of Oya, the principal of Changsha Huangqiu and Shaoshan Huanqiu. He has been engaged in vocational education since 1994. With 16 years' experience in education industry, Mr. He has become a renowned expert in vocational education. Since the publication of Mr. He's book on "order-oriented education" by Hunan Science and Technology Press in 2006, "Order-oriented Education" has become our main operation mode. Over the past years, we have witnessed a fast development through school-enterprise cooperation under our order-oriented education mode.

Order-oriented Education refers to the educational program that tailors vocational education and training via cooperation agreements between us and various enterprises. Under this model, we design and offer courses to meet the specific needs of target employers. We first try to understand the requirements of the industry, such as the specific skills and the number of potential employees that are needed and sign cooperation contracts with the companies. Our schools then customize the curriculum according to the specific requirements of target employers. At this stage, our revenue is derived from the students' tuition and is recognized proportionately within the semester.

In the winter and summer breaks, work-study programs, i.e. off-campus internships, are arranged for students. Our teachers work as the team leaders for these students who are sent to different companies in groups. Through such hands-on practice, students get familiar with the business requirements and the production process. They equip themselves with skills to meet the specific requirements of the target companies. As a result, students are competent for their future positions without further training once they graduate from our secondary schools.

For these kinds of internship arrangements, commissions are charged to the companies based on the number of students they receive, with a standard charge per student each time. We also obtain management fees from students with a fixed rate per student per month. Such revenue is recognized upon the completion of the internship arrangement. Upon graduation, eligible students are usually hired by the same companies for which they interned. In such instances, students will make a one-time payment to us for employment recommendations. Based on the majors we design and the number of students we offer, we collect commissions from recruiters for employment recommendation at different rates per person. We recognize such revenue upon the completion of all the services related to the employment.

To carry out the customized training program, we set up cooperative relationships with 128 enterprises including Fuji Xerox Technology (Shenzhen) Co., Ltd., Flextronics International (Zhuhai Doumen) Industrial Park, BYD Company Limited, Shenzhen Sanyo Huaqiang Laser Electronic Co., Ltd., Foxconn Technology Group, Olympus Shenzhen Industrial, Shenzhen Seg-Hitachi and NEC Wuxi Branch, among many others.

ORDER-ORIENTED EDUCATION FLOW CHART

Step I        Place Order           Employing  enterprises  sign an agreement on
                                    training with school (the "Training Order")

Step II       Set Tuition           The school applies to  governmental  pricing
                                    authority   for   approval  of  the  tuition
                                    standard for new programs, if any, and to obtain tuition permission accordingly.

Step III      Establish Programs    The school establishes programs.

Step IV       Recruit students      The school recruits students  independently,
                                    or  Recruit   Students   via:  (See  Student
                                    Recruitment  section for details) Government
                                    poverty  relief   offices  Local   education
                                    authorities.

Step V        Students study        Students take courses and receive trainings.
              in the school

Step VI       Off-campus            Students are sent to various enterprises for
              internships           internships,    according   to    respective
                                    Training Order.

Step VII      Students return       Students  return to  school to take  further
              to school             professional  courses,  take the final exams
                                    and then graduate.

Step VIII     Students get          Enterprises   choose   graduates   and  sign
              employed              employment agreements with them.

SCHOOL OPERATION

We operate schools in three basic modes described as follow:

AFFILIATED PRIVATE SCHOOLS. Oya operates four affiliated private vocational schools (Changsha Huanqiu, Shaoshan Huanqiu, New HQ Technical and Tianzhen Huanqiu) through contractual arrangements. For a description of these arrangements, see "Contractual Arrangements for the Operation of Two Private Vocational Schools".

JOINTLY-RUN PUBLIC SCHOOLS. Oya operates a public secondary vocational school (Shaoshan Vocational School) in China through contractual arrangements. Changsha Huanqiu operates five public secondary vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School through contractual arrangements. For a description of these arrangements, see "Contractual Arrangements for the Operation of Two Private Vocational Schools" and "Contractual Arrangements for the Operation of Six Public Vocational Schools".

OTHER COOPERATIVE SCHOOLS. Changsha Huanqiu has contractual arrangements with several independent private or public schools. Through such arrangements, Changsha Huangqiu provides various services, typically including recruiting students, providing school facilities and providing faculty and management service. Changsha Huanqiu receives commissions from the cooperative schools. The current cooperative schools include Xiangtan Radio and Television University, Changsha University of Science and Technology, Hunan Normal University, Yiyang Radio and Television University.

OUR PROGRAMS AND SERVICES

We provide a wide variety of educational services intended to address the needs of employers and our students. We deliver education to our students both in traditional classroom settings and through field instruction.

MAIN TRAINING PROGRAMS

We offer a total of approximately 60 programs under 17 categories. Below is a list of our most-attractive key programs:

1. Mechanical Design and Manufacture
                                         Length of Program: 3~4 years
                                         Program     objectives:     To    train
                                         intermediate  and  senior   technicians
[PHOTO OF CAD SYSTEM]                    capable   of   computer-aided   design,
                                         mechanical   design  and   manufacture,
                                         equipment   manufacture,   maintenance,
                                         debugging and management.
                                         Target Jobs: CAD/CAM design, production
                                         and equipment  management in mechanical
                                         manufacture industry.

2. Mechanical Design and Automaton
                                         Length of Program: 3-4 years
                                         Training    objectives:     To    train
                                         intermediate  and  senior   technicians
[PHOTO OF MECHANICAL DESIGN              capable     of    modern     mechanical
AND AUTOMATON SYSTEM]                    manufacturing, basic automation theory,
                                         and design, manufacturing,  control and
                                         management    of   modern    mechanical
                                         equipment.  Target Jobs:  Installation,
                                         debugging,  maintenance  and management
                                         of    machinery     for     manufacture
                                         enterprises;  sale and  manufacture  of
                                         electromechanical equipment.

3. Numerical Control Technology
                                         Length of Program: 3 years
                                         Training  objectives:  To train  senior
                                         technicians capable of NC principle, NC
[PHOTO OF NC SYSTEM]                     programming,    NC    processing,    NC
                                         equipment operation,  debugging, repair
                                         and technical management.  Target Jobs:
                                         NC programming, NC equipment operation,
                                         maintenance  and technical  management,
                                         NC  design   selling  and   after-sales
                                         service,     etc.    in     manufacture
                                         enterprises.

4. Mold Design And Manufacture
                                          Length of Program: 3~4 years
                                          Training  objectives:  To train senior
                                          technicians   specializing   in   mold
PHOTO OF MOLD DESIGN AND                  processing technique, mold fabrication
MANUFACTURE SYSTEM]                       and repair.  Target Jobs: Mold design,
                                          manufacture and repair, mold equipment
                                          installation,  debugging,  maintenance
                                          and   management   in   industries  of
                                          machinery,    electronics,    electric
                                          appliance, light industry and plastic.

5. Computer-aided Design And Manufacture
                                          Length of Program: 2 years
                                          Training  objectives:  To train senior
                                          technicians  capable of CAD and CAM
[PHOTO OF CAD CAM SYSTEM]                 technologies.
                                          Target  Jobs: Computer-aided  design
                                          and  manufacturing  of machinery,
                                          secondary  development  of mechanical
                                          CAD software and technical management.

6. Computer and Computer Application
                                          Training    objective:     To    train
                                          technicians  having  a solid  computer
                                          foundation   and  basic   skills   and
[PHOTO OF COMPUTER ROOM]                  specializing  in  computer  repair and
                                          maintenance,    network   engineering,
                                          computer  installation,  debugging and
                                          software application on the front line
                                          of  production  and  service.   Target
                                          Jobs:     computer    operation    and
                                          management in  enterprises  and public
                                          service  entities,  and technicians in
                                          computer companies.

7. Electronic Technology Application
                                          Training    objectives:    To    train
                                          technicians  having a good  command of
                                          fundamental  theories and professional
[PHOTO OF ELECTRONIC EQUIPMENT]           theories  related to  electronics  and
                                          household   electric   appliances  and
                                          having  skills in  electronic  product
                                          application  and repair.  Target Jobs:
                                          Technicians and technique designers of
                                          electronic product companies.

8. Electronic Commerce (Secretary)
                                          Length of Program: 2 years
                                          Training    objectives:    To    train
                                          intermediate  and  senior  technicians
[PHOTO OF ELECTRONIC COMMERCE             having  a  good   command   of  office
(SECRETARY)                               automation,   secretarial  skills  and
                                          other  professional   skills.   Target
                                          Jobs: Secretary in enterprises, public
                                          service   entities,    and   financial
                                          institutions.

9. Apparel Design And Technique
                                          Length of Program: 2 years
                                          Training    objectives:    To    train
                                          personnel   specializing   in  costume
[PHOTO OFAPPAREL DESIGN AND               design,  manufacturing and management.
TECHNIQUE]                                Target  Jobs:   Apparel  design,   new
                                          product      development,      costume
                                          production technique and inspection in
                                          costume enterprises.

MARKETING AND STUDENT RECRUITMENT

PROSPECTIVE STUDENTS

Our prospective students include graduates from junior secondary schools, high schools and colleges, unemployed people and the rural labor force. Currently, we have students coming from 25 provinces across China. Our students live in the dorms of the corresponding schools where they study. The average accommodation fee is RMB280 (approximately $41) per student each semester.

PROSPECTIVE EMPLOYERS FOR OUR GRADUATES

The prospective employers for our graduates include various types of enterprises, including both domestic companies and foreign companies in China, in the industries of electronics, computer, machinery, service, tourism and hotel management.

STUDENT RECRUITMENT

We believe prospective students are attracted to our schools due to our excellent brand name, the quality of our programs and the high employment rate of our graduates. We formulate our student recruitment plan based on the operation capacity of each school. We employ various marketing methods to attract students, including media advertisement, distribution of marketing materials and referrals of social celebrities, students, alumni and their parents and friends.

FACULTY

We believe that our faculty is critical to our success. As our teachers interact with our students on a daily basis, they are critical to maintaining the quality of our programs and services and to maintaining our brand and reputation. We seek to continue to hire teachers who have a strong command of the subject areas to be taught and meet our qualifications.

Our faculty members are required to undergo a job training period, during which they receive training in teaching skills and subject matter of relevant courses. We also provide various forms of continuing training, such as cross-subject training, expert seminar and practice in enterprises, so that our teachers can stay abreast of changes in industry requirements and student demands.

As of August 31, 2010, we have 2,894 faculty members in total, of whom 51 teachers have senior professional qualification and 192 teachers have intermediate professional qualification. In addition, we have 745 supporting staff, and a think-tank consisting of 12 part-time expert consultants.

COMPETITION

The vocational education sector in China is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. Most of our competitors focus on targeted markets, both in terms of the particular segments of students they aim to attract and the local markets in which they operate.

We compete with a number of PRC companies that sell educational services in the PRC. For example, we face nationwide competition for our computer courses from Xinhua Computer School, which offers computer-related courses in many cities in China. We face regional competition for our computer, electronic technique, and apparel-making programs from several competitors, such as Shandong Lanxiang Senior Technology School. We also face limited competition from many competitors that focus on providing vocational training courses in specific geographic markets in China.

We believe that the principal competitive factors in our markets include the following:

     *    brand recognition;
     *    employment rate for graduates;
     *    overall student experience;
     * ability to effectively market programs, services and products to a broad base of prospective students;
     *    scope and quality of program, service and product offerings; and
     * alignment of programs, services and products catering to specific needs of students and employers.

We believe that our primary competitive advantages are our well-known "HQ" brand, our order-oriented education mode, our high employment rate of graduates, our close link with employers and the breadth and quality of our programs and services. However, some of our existing and potential competitors may have more resources than we do. These competitors may be able to devote greater resources to the development, promotion and sale of their programs, services and products of specific professional areas in specific geographic regions.

INTELLECTUAL PROPERTY

TRADEMARKS

We have registered two trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce, PRC, as follows:

Trademarks                  Registered Owner        Certificate No.               Valid Term
----------                  ----------------        ---------------               ----------
[CHINESE GRAPHIC]         Hunan Oya Education         No.4025352       April 14, 2007 to April 13, 2017
                          Technology Co., Ltd.

[CHINESE GRAPHIC]         Hunan Oya Education         No.3968713       April 28, 2007 to April 27,2017
                          Technology Co., Ltd.

DOMAIN NAMES

We have registered the following domain name: www.hq-education.com.

REPORTS TO SECURITY HOLDERS

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy any materials we file with the Commission at the SEC's website or by contacting the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site that contains reports and other information regarding issuers that file electronically with the Commission and at HTTP://WWW.SEC.GOV. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.hq-education.com.

GOVERNMENT REGULATIONS

Because our principal operating VIE, Oya, is located in the PRC, our business is regulated by the national and local laws of PRC. We believe our business is in compliance with existing PRC laws, rules and regulations.

We operate our business in China under a legal framework that consists of the State Council, which is the highest executive authority of the Chinese central government, and several ministries and agencies under its authority, including the Ministry of Education ("MOE"), the State Administration of Foreign Exchange ("SAFE"), the General Administration of Press and Publication ("GAPP"), the State Administration for Industry and Commerce ("SAIC"), the Ministry of Civil Affairs ("MCA"), and their respective authorized local counterparts.

REGULATIONS ON OPERATING PRIVATE SCHOOLS
The PRC central government, through the Ministry of Education, manages education in the country at a macro level. The Ministry of Education is responsible for carrying out related laws, regulations, guidelines and policies of the central government; planning development of the education sector; integrating and coordinating nationwide educational initiatives and programs; and guiding education reform countrywide. Provincial governments are left to implement policies at the micro level on a day-to-day basis, by managing basic education through development of teaching plans to supplement the coursework required from the Ministry of Education and funding of basic education in poorer areas. Provincial level governments have the main responsibilities for implementing basic education on a day to day basis. Since 1978, the PRC government has promulgated a number of administrative regulations relating to education.

The principal regulations governing private education in China consist of the Education Law of China, the Vocational Education Law of China, the Law for Promoting Private Education (2003), the Implementation Rules for the Law for Promoting Private Education (2004) and the Regulations on Chinese-Foreign Cooperation in Operating Schools and the Implementing Rules for the Regulations on Operating Chinese-Foreign Schools. These regulations are summarized below.

EDUCATION LAW OF CHINA
The Education Law of China, or the Education Law, was enacted on March 18, 1995. The Education Law sets forth provisions relating to the fundamental education systems of China, including a system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates. The Education Law requires the government to formulate plans for the development of education and the establishment and operation of schools and other education institutions. In principle, enterprises, social organizations and individuals are encouraged to operate schools and other types of educational organizations in accordance with Chinese laws and regulations. Nevertheless, no school or any other educational institution may be established for profit-making purposes. However, private schools may be operated for "reasonable returns," as described in more detail below.

THE VOCATIONAL EDUCATION LAW
The Vocational Education Law of China, or the Vocational Education Law, was enacted on May 15, 1995. Under the Vocational Education Law, China encourages institutions, non-governmental organizations, other public organizations and individual citizens to establish vocational schools and vocational training institutions in accordance with relevant regulations. Measures for the establishment of vocational schools and vocational training institutions within Chinese territory by a foreign organization or individual shall be formulated by the State Council. The Vocational Education Law sets forth the basic conditions for the establishment of vocational schools and training institutions. The Vocational Education Law also sets forth provisions on the joint establishment and operation of vocational education schools and institutions. Our consolidated Chinese entity, Oya has entered into a Joint School-Running Agreement with the People's Government of Shaoshan City for the joint operation of Shaoshan Vocational School. Changsha Huanqiu has entered into Joint School-Running Agreements with relevant government authorities for the joint operation of five public vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School.

THE LAW FOR PROMOTING PRIVATE EDUCATION (2003) AND THE IMPLEMENTATION RULES FOR THE LAW FOR PROMOTING PRIVATE EDUCATION (2004)
The Law for Promoting Private Education (2003) became effective on September 1, 2003, and its implementing regulations, the Implementation Rules for the Law for Promoting Private Education (2004), became effective on April 1, 2004. Under these regulations, "private schools" are defined as schools established by individuals or private social organizations using private funds. Private schools providing degree education, pre-school education, education for self-study aid and other academic education are subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training are subject to approvals from the authorities in charge of labor and social welfare. An approved private school will be granted an operating permit, and it must be registered with the MCA or its local counterpart as a privately run non-enterprise legal person. Our private vocational schools, Changsha Huanqiu and Shaoshan Huanqiu, have obtained operating permits and have been registered with the relevant local office of the MCA.

The operation of private schools is highly regulated. For example, the types and amounts of fees charged by private schools offering certifications must be approved by the relevant governmental authority and be publicly disclosed, and the types and amounts of fees charged by private schools that do not offer certifications need only be filed with the relevant governmental authority and be publicly disclosed. Our consolidated private schools, Changsha Huanqiu and Shaoshan Huanqiu, currently offer certifications to students, and the charged fees have been approved by the local price control administrations and publicly disclosed.

Private education is treated as a public welfare undertaking under the regulations. Nonetheless, investors in a private school may elect to require "reasonable returns" from the schools. Under the regulations, an election to establish a private school as one requiring reasonable returns must be made in the articles of association of the school. For schools that have made this election, the amount of reasonable return that can be distributed to investors each year is determined based on a percentage of the school's "operating surplus," which is equal to the school's annual net income less the aggregate amount of donations received, government subsidies, if any, the amount required to be reserved for the school's development fund and other expenses as required by the regulations. This percentage is determined by the school's board of directors, taking into consideration the following factors: (i) the school's tuition and other fees, (ii) the ratio of the school's expenses used for educational activities and improving the educational conditions to the total fees collected; and (iii) the school's admission standards and educational quality. Information relating to these factors must be publicly disclosed before the school's board determines the percentage of the school's annual net balance that can be distributed as reasonable returns. This disclosed information and the decision to distribute reasonable returns must also be filed with the approval authorities within 15 days from the decision made by the board. However, none of the current Chinese laws and regulations provides a formula or other guidelines for determining "reasonable returns." In addition, none of the current Chinese laws and regulations sets forth different requirements or restrictions on a private school's ability to operate its education business based on such school's status as a school that requires reasonable returns or a school that has not made this election.

At the end of each fiscal year, private schools are required to allocate a certain amount to their development fund for the construction and maintenance of the school and the procurement and upgrade of educational equipment. For private schools that require reasonable returns, this amount must be no less than 25% of the annual net income or the annual increase in the net assets of the school, while for other private schools, this amount must be no less than 25% of the annual increase in the net assets of the school, if any. Private schools that have not elected to require reasonable returns are entitled to the same preferential tax treatment as public schools. The regulations require that preferential tax treatment policies applicable to private schools requiring reasonable returns to be formulated by the finance authority, taxation authority and other authorities under the State Council, but to date no such regulations have been promulgated by the relevant authorities. Neither of our consolidated private schools is established as a school that requires reasonable returns. We may change the status of our consolidated private schools to schools requiring reasonable returns in future.

REGULATIONS ON CHINESE-FOREIGN COOPERATION IN OPERATING SCHOOLS
Chinese-foreign cooperation in the operation of schools and training programs is specifically governed by the Regulations on Operating Chinese-Foreign Schools, issued by the State Council in 2003 and the Implementing Rules for the Regulations on Operating Chinese-Foreign Schools issued by the MOE in 2004 (the "Implementing Rules").

The Regulations on Operating Chinese-Foreign Schools and the Implementing Rules encourage substantive cooperation between overseas educational organizations with relevant qualifications and experience in providing high-quality education and Chinese educational organizations to jointly operate various types of schools in the PRC, with such cooperation in the areas of higher education and occupational education being encouraged. Chinese-foreign cooperative schools are not permitted, however, to engage in compulsory education and military, police, political and other kinds of education that are of a special nature in the PRC. Besides, foreign educational institutions, other organizations or individuals are prohibited from unilaterally establishing schools or other educational institutions providing education mainly to Chinese citizens within the territory of China.

Permits for Chinese-foreign cooperation in operating schools must be obtained from the relevant education authorities or the authorities that regulate labor and social welfare in China. We have not applied for a permit for Chinese-foreign Cooperation in Operating Schools at this stage since all of our private schools are operated by Oya.

ENVIRONMENTAL REGULATIONS

Our operations are not subject to any environmental regulations.

EMPLOYEES

We currently have 3,083 employees including our Chief Financial Officer and Chief Executive Officer. We engage 1,225 of the employees on a full-time basis and 1,858 on a part-time basis.

As of August 31, 2010, we employed a total of 2,894 employees. We engage 1,060 of the employees on a full-time basis and 1,834 on a part-time basis.

We consider our relations with our employees to be good. None of our employees is represented by a labor union.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to make monthly contributions to the plan for each employee at the rate of 20% of his or her average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in compliance with the relevant PRC laws.

INSURANCE

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not carry business interruption insurance.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

LAND USE RIGHT

All land in PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such land use right is paid to the government. The land use right allows the holder to use the land for a specific period of time and the holder enjoys all the benefits incidental to land ownership.

We have obtained land use right to the following plots of lands:

                                                                      Form of          Expiration
No. Certificate No.             User of the Land     Area (m2)      Acquisition           Date           Encumbrances
-------------------             ----------------     ---------      -----------        ----------        ------------
1   Shao Guo Yong (2010)             Oya             27,283         By Transfer        5/25/2060          N/A
    No. 10091

2   Shao Guo Yong (2009)             Oya             15,807.9       By Transfer        5/13/2059      Pledged to China
    No. 09130                                                                                         Construction Bank
                                                                                                      Period: 3/24/2010 -
                                                                                                      3/23/2011

3   Ning (1) Guo Yong (2000)    Changsha Huanqiu    2,053.975       By Transfer        6/17/2049      Pledged to Ningxiang
    No. 0050                                                                                          County Lijingpu Credit
                                                                                                      Union. Pledge
                                                                                                      Period: 11/13/2008 -
                                                                                                      11/13/2011

4   Ning (1) Guo Yong (2000)    Changsha Huanqiu       3,935        By Transfer        3/18/2050           N/A
    No. 0051

5   Ning (1) Guo Yong (2000)    Changsha Huanqiu     1,388.65       By Administrative     N/A              N/A
    No. 0124                                                        Grant

6   Ning (1) Guo Yong (2002)    Changsha Huanqiu     15,124.8       By Transfer        10/23/2051     Pledged to Ningxiang County
    No. 159                                                                                           Lijingpu Credit Union.
                                                                                                      Pledge Period: 12/13/2005 -
                                                                                                      12/13/2010

7   Ning (2) Guo Yong (2003)    Yabin Zhong*            228         By Transfer        12/31/2070          N/A
    No. 2142

8   Ning (2) Guo Yong (2008)    Yabin Zhong*            494.8       By Transfer        12/22/2059          N/A
    No. 1226

9   Ning (2) Guo Yong (2002)    Guangwen He *           192         By Transfer        10/30/2070          N/A
    No. 1245

10  Ning (1) Guo Yong (2000)    Hunan Changsha          629         By Transfer        3/13/2065           N/A
    No. 0039                    Binshan Industry
                                Co. Ltd. *

11  Ning (1) Guo Yong (2000)    Hunan Changsha        3,550.15      By Transfer        9/5/2050            N/A
    No. 0104                    Binshan Industry
                                Co. Ltd. *

12  Ning (2) Guo Yong (2002)    Guangwen He *         3,991.7       By Transfer        7/25/2052      The land  use  right of the
    No. 01035                                                                                         plot of land  affiliated to
                                                                                                      the  building  (Certificate
                                                                                                      No: Ning Fang Quan Zheng Li
                                                                                                      Jing Pu Zi No.00037612) has
                                                                                                      been  pledged to  Ningxiang
                                                                                                      County    Lijingpu   Credit
                                                                                                      Union.    Pledge    Period:
                                                                                                      5/30/2007 -  5/30/2010  The
                                                                                                      land use  right of the plot
                                                                                                      of land  affiliated  to the
                                                                                                      building  (Certificate  No:
                                                                                                      Ning  Fang  Quan  Zheng  Li
                                                                                                      Jing Pu Zi No.00037613) has
                                                                                                      been  pledged to  Ningxiang
                                                                                                      County    Lijingpu   Credit
                                                                                                      Union.    Pledge    Period:
                                                                                                      11/13/2008 - 11/13/2011

* These properties are held on behalf of Changsha Huanqiu under the name of Guangwen He, Yabin Zhong or Hunan Changsha Binshan Industry Co. Ltd. (the "Binshan Company"). Binshan Company is owned by Yabin Zhong. On March 1, 2004, Changsha Huanqiu signed the Entrustment Agreement on Land and Real Properties with Guangwen He, Yabin Zhong and Binshan Company. This agreement stipulates that Changsha Huanqiu will from time to time authorize Guangwen He, Yabin Zhong and Binshan Company to invest in lands and properties in their names using funds from Changsha Huanqiu for the interest of Changsha Huanqiu, that Changsha Huanqiu holds all the rights to these properties, that upon Changsha Huanqiu's request, Guangwen He, Yabin Zhong and Binshan Company shall cause relevant authorities to register these properties in the name of Changsha Huanqiu, and that Guangwen He, Yabin Zhong and Binshan Company shall have no right to dispose or encumber these properties.

BUILDING OWNERSHIP

We have ownership of the following buildings:

No.   Certificate No.             Owner                      Area (m2)         Encumbrances
---   ---------------             -----                      ---------         ------------
1   Ning Fang Quan           Ningxiang Huanqiu               1,659.13              N/A
    Zheng Li Jing            Computer Training
    Pu Zi No.00010484        School**

2   Ning Fang Quan           Ningxiang Huanqiu               1,231.51              N/A
    Zheng Li Jing            Computer Training
    Pu Zi No.00010482        School**

3   Ning Fang Quan           Ningxiang Huanqiu               1,144.78              N/A
    Zheng Li Jing            Computer Training
    Pu Zi No.00010483        School**

4   Ning Fang Quan           Yabin Zhong*                      624.36              N/A
    Zheng Li Jing
    Pu Zi No.00037614

5   Ning Fang Quan           Yabin Zhong*                     1056.12              N/A
    Zheng Li Jing
    Pu Zi No.00015919

6   Ning Fang Quan           Yabin Zhong*                      614.41              N/A
    Zheng Li Jing
    Pu Zi No.00015918

7   Ning Fang Quan           Guangwen He*                     3203.95       Pledged to Ningxiang County Lijingpu Credit Union.
    Zheng Li Jing                                                           Pledge Period 11/13/2008 - 11/13/2011
    Pu Zi No.00037613

8   Ning Fang Quan           Guangwen He*                     1166.2               N/A
    Zheng Li Jing
    Pu Zi No.00037611

9   Ning Fang Quan           Hunan Changsha Binshan           3155.95              N/A
    Zheng Yu Tan             Industry Co. Ltd. *
    Zi No.00015465

10  Ning Fang Quan           Hunan Changsha Binshan           2911.5        Pledged to Ningxiang County Lijingpu Credit Union.
    Zheng Yu Tan             Industry Co. Ltd. *                            Pledge Period: 11/13/2008 - 11/13/2011
    Zi No.00015466

11  Ning Fang Quan           Hunan Changsha Binshan           2252.53              N/A
    Zheng Yu Tan             Industry Co. Ltd. *
    Zi No.00015467

12  Ning Fang Quan           Hunan Changsha Binshan            825.77              N/A
    Zheng Yu Tan             Industry Co. Ltd. *
    Zi No.00019796

13  Ning Fang Quan           Hunan Changsha Binshan           4719.53              N/A
    Zheng Yu Tan             Industry Co. Ltd. *
    Zi No.00019793

14  Ning Fang Quan           Hunan Changsha Binshan           6015.73              N/A
    Zheng Yu Tan             Industry Co. Ltd. *
    Zi No.00019795

15  Ning Fang Quan           Hunan Changsha Binshan           3876.22              N/A
    Zheng Yu Tan             Industry Co. Ltd. *
    Zi No.00019797

16  Ning Fang Quan           Guangwen He*                     6658.82       Pledged to Ningxiang County Lijingpu Credit Union.
    Zheng Yu                                                                Pledge Period: 5/30/2007 - 5/30/2010
    Tan Zi No.00037612

* These properties are held by Guangwen He, Yabin Zhong or the Binshan Company on behalf of Changsha Huanqiu. Binshan Company is owned by Yabin Zhong. On March 1, 2004, Changsha Huanqiu signed the Entrustment Agreement on Land and Real Properties with Guangwen He, Yabin Zhong and Binshan Company. This agreement stipulates that Changsha Huanqiu will from time to time authorize Guangwen He, Yabin Zhong and Binshan Company to invest in lands and properties in their names using funds from Changsha Huanqiu for the interest of Changsha Huanqiu, that Changsha Huanqiu holds all the rights to these properties, that upon Changsha Huanqiu's request, Guangwen He, Yabin Zhong and Binshan Company shall cause relevant authorities to register these properties in the name of Changsha Huanqiu, and that Guangwen He, Yabin Zhong and Binshan Company shall have no right to dispose or encumber these properties.

** Ningxiang Huanqiu Computer Training School is the former name of Changsha Huanqiu.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.  [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

From September 11, 2008 to March 22, 2010 our common stock has been quoted on the OTC Bulletin Board under the symbol "GSTR.OB". Since March 22, 2010, our symbol was changed to "HQGE.OB" and there has been extremely limited trading in our common stock. We intend to apply for listing of our common stock on the NASDAQ Capital Market.

The following table sets forth, for the fiscal periods indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                    High             Low
                                                    ----             ---
     Quarter Ending for Fiscal  Year 2010
        November 30, 2009                            --               --
        February 28, 2010                          4.20             3.80
        May 31, 2010                               4.20             4.20
        August 31, 2010                            6.00             4.20
     Quarter Ending for Fiscal  Year 2009
        November 30, 2008                            --               --
        February 28, 2009                            --               --
        May 31, 2009                                 --               --
        August 31, 2009                              --               --

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK

As of August 31, 2010 there were 43 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

DIVIDENDS

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

As of August 31, 2010 we did not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2010, we did not issue or sell any unregistered securities. As of August 31, 2010, we had 33,000,000 shares of common stock issued and outstanding in total.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operation of the Company for the years ended August 31, 2009 and 2010, should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this filing. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Management's discussion and analysis is intended to help the reader understand the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes ("Notes") included in this Form 10-K.

OVERVIEW

We are a leading vocational education service provider in China. We offer a wide range of educational programs and services through vocational secondary schools under "Customized Education" mode. . Our business mainly consists of various vocational skills training programs, remote network education, school logistic services, human resource services and development of educational materials. We have abundant student sources that cover 25 provinces and 26 nationalities, including graduates from junior high schools, senior high schools and junior colleges, unemployed people and rural labor force.

Since China's entrance into World Trade Organization, hosting the 2008 Olympic Games, and hosting the 41st World Expo in Shanghai and Asian Olympics in Guangzhou in 2010, China has attracted international financial sources. In line with the high economic growth rate, demand for workers and technicians with specific skills has increased dramatically. To match the requirements, the Chinese government issued several regulations such as Vocational Education Law of the People's Republic of China, Regulations of the People's Republic of China on Chinese-Foreign Cooperation in Running Schools, Law of the People's Republic of China on the Promotion of Privately-run Schools and State Guidelines for medium-to-long-term Education Reform and development Plan to enhance the development of the vocational education industry. Under such preferential policies, we have experienced significant and stable growth in our business in recent years. We have established cooperative relationship with 128 enterprises. We supply our trained students to these enterprises and make various training courses available to their employees. These cooperative enterprises are mainly located in the economic centers of China, which cover, INTER ALIA, Yangtze River Delta (radiating from Shanghai to Nanjing, Hangzhou, Wuxi, Ningbo and other coastal areas), the Pearl River Delta (radiating from Shenzhen to Dongguan, Guangzhou, Huizhou, Panyu, Qingyuan, Shaoguan and other coastal areas), and many inland provinces in China. HQ Global has become increasingly renowned throughout China for its superior training to meet employer needs and its successful production of outstanding technical specialists. As of August 31, 2010, the employment rate remained 100% for the students who graduated from our vocational programs and the supply is still inadequate to meet the demand.

OPERATIONS

Mr. Guangwen He is the founder and CEO of Oya Education Technology Co., Ltd., Changsha HQ Global Vocational School and Shaoshan HQ Global Technical School. He has been engaged in vocational education and related investments since 1994. In China, "Order-oriented Education", or customized education, was initially created by Mr. Guangwen He and currently is our main operation mode. Order-oriented Education refers to the educational program that tailors vocational education and training via cooperation agreements between us and various enterprises. Under Order-oriented Education, we combine the cultivation targets with the specific needs of enterprises, curriculums with industry production process, vocational training with position requirements. We create qualified students in compliance with the requirements of the industry. At this stage, our revenue is derived from the students' tuition and is recognized proportionately within the semester.

We divide our teaching calendar into two semesters per year. The first and second semester for fiscal year 2009 lasted from September 2008 to January 2009 and from February 2009 to August 2009 (including two-month summer break), respectively, Our first and second semester for fiscal year 2010 lasted from September 2009 to January 2010 and from March 2010 to August 2010 (including two-month summer break), respectively. Our most recent teaching semester lasted from March 1, 2010 to August 31, 2010. During this semester, we offered approximately 60 programs under 17 categories to 34,477students.

During the winter and summer breaks, off-campus internships are provided to students. Our teachers work as the team leaders for these students who are sent to different enterprises in groups. Such on-field practice help students understand the business, the production process, management model and position requirements. As a result, students are prepared for their position without further training once they are placed with the enterprise clients.

We receive commissions from the enterprise clients for placing intern students with them. The amount of commission is based on the number of students an enterprise client receives. We also receive management fees from the intern students at a monthly fixed rate based on the duration of their internship. Such revenue is recognized upon the completion of the internship arrangement. Upon graduation, eligible students are usually hired by the same enterprise client with which they interned. In such instances, we will receive placement fees from the students and service fees from enterprise clients. Such revenue is recognized upon the completion of all the services related to the job arrangement.

"Order-oriented Education" reflects the resource sharing between schools and enterprises. It benefits our students in their job hunting endeavors after graduation. As a consequence, student recruitment witnessed a significant expansion in recent years for our ten (10) schools that are located in Shaoshan, Changsha and Shaoyang of Hunan Province, and in Lushan, Shimian, Tianquan and Yingjing of Sichuan Province, and in Tianzhen of Shanxi Province, respectively. To carry out the customized training program, we established cooperative relationships with 128 enterprises as of August 31, 2010, including Fuji Xerox Technology (Shenzhen) Co., Ltd., Flextronics (Zhuhai) Co., Ltd., Dongguan Master Electronics Co., Ltd., ASUSTeK Computer (Shenzhen) Inc., Shanghai Inventec Co., Ltd., among many others.

PROSPECT

Under economic globalization, enterprises in China are expanding faster than ever and this has resulted in a serious shortage of skilled personnel. According to the Vocational Education 5-Year Development Plan issued on May 17, 2007 by the MOE, the number of secondary vocational students is expected to reach 21 million by the end of 2010. A study conducted by National Institute for Educational Research showed that the shortage of technical talents will range from 17.46 million to 26.65 million by the end of 2010. This provides a huge expansion space for the vocational education in the mainland of China and provides desirable opportunities for the development of our business.

To achieve stable, sustainable and fast development, HQ Global formed ten business divisions to integrate market educational resources in the fiscal year 2010. Each department has an experienced manager responsible for its operation and will complete its integration in the fiscal year 2011. We will start to assess the performance of these ten business divisions in the fiscal year 2011 and expect to see their great vitality in the reports for the fiscal year 2011. These business divisions are as follows:

1. SECONDARY VOCATIONAL EDUCATION DIVISION. Under the customized education mode, we expect to build new teaching facilities in our existing schools so as to expand the capacity of student enrollment. Meanwhile, we are expecting to add another ten (10) vocational or technical schools in the coming five years which will be potentially located in provinces such as Hubei, Hebei, Xinjiang and Hunan, in addition to the ten (10) schools we currently operate.

2. REMOTE NETWORK EDUCATION DIVISION. We plan to integrate high quality teaching resources to provide online educational training programs for employees of the enterprises that have cooperative relationship with us.

3. VOCATIONAL CERTIFICATION DIVISION. We expect to offer primary, intermediate and senior vocational qualification credentials to students at our existing schools.

4. SHORT-TERM TRAINING DIVISION. We intend to utilize our existing teaching resources including school buildings, facilities and staff to provide foreign language, mandarin and computer training programs for primary and secondary school students during summer and winter vocations.

5. HUMAN RESOURCES DIVISION. We plan to provide labor dispatch services and senior talent recruiting services for enterprises.

6. PRE-SCHOOL EDUCATION DIVISION. Pre-school education refers to childhood education. We are engaged in intellectual and interest development for Children aged 3-5 years old.

7. CAMPUS SERVICES DIVISION. As a place gathering a large consumer group, each of our schools provides good logistic services (food, drinks and daily necessities) for our teachers and students, which effectively increases our revenue.

8. TEACHING MATERIALS DEVELOPMENT AND MARKETING DIVISION. We organize our excellent teachers and professional technicians from target enterprises to develop useful teaching materials based on specific position requirements. Those materials will be distributed outside schools across China.

9. CONTINUING EDUCATION DIVISION. We are rendering a new education program named 2+2 Model. Under this program, students will take 2-year vocational high school education and 2-year junior college education. Upon graduation, they will obtain technical secondary school degree and junior college degree to enhance their qualities and value.

10. ORDER-ORIENTED EDUCATION DIVISION. We will strive to stabilize our relationships with the existing 128 cooperative enterprises and establish cooperation with more enterprises, so that we can place more qualified skilled workers at those enterprises and arrange more on-field, off-campus internship opportunities for students.

Although the ten divisions' integration of our resources and operations have not been displayed one by one in our financial statements which contained in this report as of August 31, 2010, the detailed descriptions above reflect our concentration and effort on potential new business as well as our confidence in becoming a stronger educational group company.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 2 of the Notes to consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements include the financial statements of the Company, Risetime, GEI, Xiangtan Nicestar, Oya, as well as Oya's subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's consolidated financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of long-term loans also approximate their recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with ASC 605 "Revenue Recognition". The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the fees are fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

(a) Tuition revenue received from educational programs and services is recognized proportionately according to the progress the student completes regarding educational programs in the school. Tuition paid in advance is recorded as unearned revenues. As of August 31, 2010, the Company did not have any tuition paid in advance.
(b) We provide off-campus internship arrangements for students and collect service charges at fixed amount from both recruiters and students. Revenue is recognized upon completion of the internship program.
(c) We provide other services, mainly logistic services, for our students and the revenue from such services is recognized upon completion of the service.

ACCOUNTS RECEIVABLE

Accounts receivable consists of balances receivable for the charges of education services we provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. As of August 31, 2010 and 2009, total accounts receivable were $9,023,824 and $5,769,327 respectively, of which, $6,946,895 and $4,026,453 were tuition fees due from governmental organizations and associations under the impoverished student aid programs for the years ended August 31, 2010 and 2009.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of August 31, 2010 and August 31, 2009, the allowance for doubtful accounts was $-0- and $55,836, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the property and equipment have been put into operation, such as repairs and maintenance and overhaul costs is normally charged to the profit and loss account in the year in which it is incurred.

We estimates the useful lives of property and equipment using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Estimated useful lives of the assets are as follows:

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the years ended August 31, 2010 and 2009.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

Our chief operating decision maker ("CODM") is our Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, we have determined that we have three operating segments which are Vocational Education, Order-oriented Service, and Campus services. These three operating segments are also identified as reportable segments.

     * Vocational education services are our main business currently and we provide a wide range of programs through our vocational secondary schools. Fee based revenues from vocational education services primarily consist of student tuition and fees derived from the programs we offer and collected from students based on the fee standards that filed and approved by the related local authorities;
     * Revenue generated from Order-oriented services mainly consist of fees we collected from students and enterprises sponsors related to campus internship arrangement and job placement services;
     * Revenue generated from Campus services primarily consist of canteen services and grocery sales provided to our students

We adjusted our operating segments and have reclassified results of all periods presented to conform to the revised operating segments disclosures for the years ended August 31, 2010 and 2009.

Results of operations are a general reflection of our experience in providing customized educational programs, the operation time of our schools, the reputation of our schools, the scalability of our schools and the total number of students, all of which demonstrated a growth trend in the past years and are expected to expand in the future. Our expansion can be reflected specifically in the increase of our student enrollment, the development of new customized educational programs, the cooperation with more target employers, the education appropriations from local government for running new schools. It also will be reflected in our return from the investment on new business in the future. The number of students (including current students and students graduated from our schools) increased from 34,000 for the year ended August 31, 2005 when we operated one vocational school, to approximately 100,157 for the ten schools we operated in the year ended August 31, 2010.

The following table summarizes our consolidated operating results for the years ended August 31, 2010 and 2009, respectively:

                           For the years ended August 31,               Comparison
                           -----------------------------      ----------------------------
                               2010             2009             Amount          Percent
                           -----------       -----------      -----------      -----------
                               US$              US$               US$               %
Revenue
  -Fee based                34,755,064        24,838,086        9,916,978          39.93
  -Service based            12,300,242        11,273,272        1,026,970           9.11
                           -----------       -----------      -----------         ------
                            47,055,306        36,111,358       10,943,948          30.31
                           -----------       -----------      -----------         ------
Cost of revenue
  -Fee based               (19,488,030)      (14,260,958)      (5,227,072)         36.65
  -Service based            (9,635,489)       (8,575,464)      (1,060,025)         12.36
                           -----------       -----------      -----------         ------
                           (29,123,519)      (22,836,422)      (6,287,097)         27.53
                           -----------       -----------      -----------         ------

Gross profit                17,931,787        13,274,936        4,656,851          35.08

Selling expenses              (915,265)         (640,576)        (274,689)         42.88
G&A expenses                (2,327,716)       (1,818,177)        (509,539)         28.02
                           -----------       -----------      -----------         ------

Income from operations      14,688,806        10,816,183        3,872,623          35.80

Other expenses              (1,119,803)         (149,008)        (970,795)        651.51

Income taxes                        --                --               --             --
                           -----------       -----------      -----------         ------

Net income                  13,569,003        10,667,175        2,901,828          27.20
                           ===========       ===========      ===========         ======

In line with the business expansion, both revenue and profit have demonstrated significant growth in these years. For the year ended August 31, 2010, we achieved total revenue of $47,055,306, representing an increase of $10,943,948 or 30.31% when compared to $36,111,358 for the year ended August 31, 2009. The significant increase in revenue was mainly attributable to the expansion of our operation. Our net income was $13,569,003, representing an increase of $ 2,901,828 or 27.20% when compared to $10,667,175 for the year 2009.

REVENUES,COST OF REVENUES AND GROSS PROFIT BY SEGMENT

Revenues for the years ended August 31, 2010 and 2009

                                                   Revenues                     Comparison
                                        ----------------------------     -------------------------
                                                         For the years ended August 31,
                                            2010             2009           Amount      Percentage
                                        -----------      -----------     -----------    ----------
Vocational Education - fee based        $28,642,779      $20,362,001     $ 8,280,778          41%
Order-oriented service - fee based        6,112,285        4,476,085       1,636,200          37%
Campus Services - service based          12,300,242       11,273,272       1,026,970           9%
                                        -----------      -----------     -----------      ------
Consolidated revenue                    $47,055,306      $36,111,358     $10,943,948          30%
                                        ===========      ===========     ===========      ======

Cost of revenues for the years ended August 31, 2010 and 2009

                                              Cost of revenues                   Comparison
                                        ----------------------------     -------------------------
                                                         For the years ended August 31,
                                            2010             2009           Amount      Percentage
                                        -----------      -----------     -----------    ----------
Vocational Education - fee based        $18,571,780      $13,446,329     $ 5,125,451          38%
Order-oriented service - fee based          916,250          814,629         101,621          12%
Campus Services - service based           9,635,489        8,575,464       1,060,025          12%
                                        -----------      -----------     -----------      ------
Consolidated cost of revenues           $29,123,519      $22,836,422     $ 6,287,097          28%
                                        ===========      ===========     ===========      ======

Gross profit for the years ended August 31, 2010 and 2009

                                                Gross profit                     Comparison
                                        ----------------------------     -------------------------
                                                         For the years ended August 31,
                                            2010             2009           Amount      Percentage
                                        -----------      -----------     -----------    ----------
Vocational Education - fee based        $10,070,999      $ 6,915,672     $ 3,155,327          46%
Order-oriented service - fee based        5,196,035        3,661,456       1,534,579          42%
Campus Services - service based           2,664,753        2,697,808         (33,055)         -1%
                                        -----------      -----------     -----------      ------
Consolidated gross profit               $17,931,787      $13,274,936     $ 4,656,851          35%
                                        ===========      ===========     ===========      ======

(1) Revenues from vocational education services primarily consist of student tuition and fees derived from the programs we offer and collected from students based on the fee standards that filed and approved by the related local authorities. For the year ended August 31, 2010, total tuition and miscellaneous fees had an increase of 40.66% when compared to tuition and miscellaneous fees for the year ended August 31, 2009. The significant increase was the result of increase in the student population and the expansion of our business.

     * Our student population increased to 34,477 as of August 31, 2010 when compared to 29,833 for the year ended August 31, 2009, representing an increase of 4,644 or 15.57%. Our order-oriented education mode, excellent job placement rate and great reputation have attracted greater number of students to study in our schools.
     * During 2009, our variable interest entities, Hunan Oya Education Technology Co., Ltd.(Oya) entered into exclusive business cooperation agreements with Shaoshan Vocational Secondary School ("Shaoshan Vocational School"), which operated in Shaoshan, Hunan Province and thereafter the operating results of Shaoshan Vocational School was consolidated into our consolidated financial statements. On September 1, 2009, Shaoshan Vocational School commenced operation and the total number of students enrolled in the school in fiscal year 2010 was 2,187, and it contributed $2,845,615 to our total revenue.
     * Our tuition standards for the programs - Numerical Control Technology, Mold Design and Manufacture, Computer and Computer Application, Electronic Commerce and public administration of the schools in Hunan province for the year ended August 31, 2010 increase 4%-17% compared with the prior year. The increase in tuition standards also led to the increase in revenue.

Cost of vocational education services mainly includes salary and welfare of teachers, depreciation of teaching facilities and educational equipments, maintenance, and other expenses. With the increase in student enrollment and tuition and miscellaneous fees, variable cost increased while the fixed cost remains stable. This has resulted in the increase of one percent in the gross profit rate of vocational education services for the year ended August 31, 2010 as compared with the gross profit rate for the year ended August 31, 2009.

(2) Order-oriented services refer to off-campus internship arrangement and job placement service provided to our students. Order-oriented service revenue for the year ended August 31, 2010 was $6,112,285, representing an increase of $1,636,200 or 36.55% when compared to $4,476,085 for the l year ended August 31, 2009. The significant increase in our order-oriented education revenue is mainly attributable to the increase in student enrollments, which lead to increase number of students participating in our off-campus internship arrangement and job placement service.

     * Revenue from our off-campus internship arrangement service is generated from both students and enterprise clients whom sponsoring the internship arrangements. We receive commission from the enterprise clients for placing intern students with them. The amount of commission is based on the number of students an enterprise client receives. We also receive management fees from the intern students at a monthly fixed rate based on the duration of their internship. Our off-campus internship arrangement revenue increased $1,278,885 to $3,719,324 as of August 31, 2010 from $2,440,439 as of August 31,
          2009, representing an increase rate of 52.4%. The increase is mainly due to the number of students participating in off-campus internship increased to 34,722 persons for the two vacations in total in fiscal year 2010, representing an increase of 11.02%, as compare to 31,275 persons for the two vacations in fiscal year 2009, and the fixedmanagement fees we charge to our student per month s increased approximately 30%, and our commission fees charged to enterprise sponsors increased about 46% for the year ended August 31, 2010.

     * Revenue from job placement service is generated from both students and employers. As of August 31, 2010, revenue from job placement service was $2,392,961, representing an increase of $357,315 or 17.55% when compared to $2, 035,646 as of August 31, 2009. The increase is mainly attributable to the increase in the number of students being placed. The number of students being placed was 13,155 as of August 31, 2010, representing an increase of 1,575 or 13.6% when compared to 11,580 as of August 31, 2009.

Cost of Order-oriented services mainly includes salary of teachers and staff, travel expenses of students from our schools to the enterprise clients, and management's travel and meeting expenses incurred with enterprise clients. These costs do not fluctuate proportionately with the increase in the number of the students under Order-oriented services. In the fiscal year 2010, as we established cooperation relationships with more enterprises, we sent more students to our cooperative enterprises and this has led to a decrease in cost per student and an increase in gross profit margin of this service category.

(3) Campus services primarily consist of canteen services and grocery sales. Due to the increase in student enrollment, revenues from our campus services increased by $1,026,970 to $12,300,242, an increase of 9.11%, for the year ended August 31, 2010 as compared to revenues of $11,273,272 for the year ended August 31, 2009. Our management believes that going forward, in addition to the student enrollment factor, revenues from Campus services are expected to increase along with the increase in the service categories we provide to students.

Cost of campus services primarily consist of staff salaries, depreciation of property and equipment used in providing campus services, and cost of food. During the year ended August 31, 2010, we cancelled the fixed-price meal restriction in order to provide the flexibility for students to decide the amount of money they spent on food. However, the costs of more than 50% of all categories of food and other goods rose significantly in 2010. As a result, the gross profit margin of such service decreased two percent as compared to the prior year.

OPERATING EXPENSES

We do not allocate selling, general and administrative expenses incurred at the corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

SELLING EXPENSES

Our selling expenses primarily consist of expenses relating to advertising, salary and staff welfare, office expenses, travel expenses and entertainment for our marketing personnel. Our selling expenses increased by $274,689, from $640,576 for the year ended August 31, 2009 to $915,265 for the year ended August 31, 2010, an increase of 42.88%. The increase was primarily attributable to an increase in staff compensation, travel and marketing expenses as a result of our business expansion.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses primarily consist of (i) compensation and benefits of the management team and administrative staff, (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees, and
(iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $509,539 from $1,818,177 for the year ended August 31, 2009 to $2,327,716 for the year ended August 31, 2010, representing an increase of 28.02%. The increase was mainly attributable to the following:

     (1) Operation of new schools and an increase in student enrollment. Shaoshan Vocational Secondary School commenced operations in September 2009 and we employed more management personnel for this new school. Meanwhile the increased student enrollment in other schools demanded additional management personnel. This led to an increase of $146,425 in salaries and welfare, representing an increase of 20.65%.

     (2) The cost of being a public company. We went public in the first semester of 2010. In order to prepare for public listing, we hired more management staff and this resulted in the increase in salaries, travel expenses and other related expenses.

     (3) New acquisition of fixed assets for the new school and existing schools led to an increase in depreciation expenses.

OTHER EXPENSES

Other expenses increased $970,795 from $149,008 for the year ended August 31, 2009 to $1,119,803 for the year ended August 31, 2010. This increase was mainly due to the disposition of aged equipment which we recognized loss of $983,219 for the year ended August 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash generated from our operating activities and short-term financing from banks in China. Our working capital at August 31, 2010 was approximately $10,500,000.

As at August 31, 2010, our short-term borrowings consisted of four loans: (1) Two loans of $293,797 (RMB 2,000,000) and $440,696 (RMB 3,000,000) from Changsha
Foundation for Education, are unsecured and bore interest at 5% and 6% per annum, and are repayable on March 17, 2011 and July 15, 2011, respectively. (2) In addition to the loans mentioned above, we entered into two new short-term loan arrangements. One loan in the amount of $286,454 (RMB1,950,000) was borrowed from Ningxiang Rural credit Cooperative Union. The loan bears an interest at 8.50% per annum and due on December 13, 2010 and was secured by a land use right of the Company with the cost of $433,254. Another loan amounted to $293,797 (RMB2,000,000) was borrowed from China Construction Bank Shaoshan Branch, bears an interest at 5.84% per annum and is due on March 23, 2011 and was secured by a land use right of the Company with cost of $561,963.

As at August 31, 2010, our long-term loans consisted of three loans from Ningxiang Rural Credit Cooperative Union with total amount of $639,009 and one loan from Changsha Foundation for Education in the amount of $73,450. The loans borrowed from Ningxiang Rural Credit Cooperative Union were collateralized by the buildings with an aggregate cost of $1,071,163 and land use rights with an aggregate cost of $46,768.

As of August 31, 2010, we have a loan payable in the amount of $310,000 to Mr. He Guangwen, our majority shareholder. The loan is unsecured, bears no interest, has a term of two years and is payable on February 28, 2012.

We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.

OPERATING ACTIVITIES

For the year ended August 31 2010, the increase in net cash flows provided by operating activities was primarily attributable to an increase of $2,901,828 in our net income for the fiscal year 2010 as compared to net income for the fiscal year 2009. The increase in net income is the result of an increase in student enrollment and business expansion.

INVESTING ACTIVITIES

For the year ended August 31, 2010, net cash flows used in investing activities were $17,390,933, representing an increase of $11,186,581 or 1.81 times the cash flows used in investing activities of $6,204,352 for the year ended August 31, 2009. The increase is attributable to the construction of the buildings, the acquisition of school facilities and land use rights for Shaoshan Vocational Secondary School, Shaoyang Industrial Vocational Technical School, Sichuan Tianquan Vocational School and Sichuan Shimian Vocational School.

FINANCING ACTIVITIES

For the year ended August 31, 2010, net cash flows provided by financing activities were $3,018,740, representing an increase of $3,915,967 as compared with net cash used in financing activities of $896,827 for the year ended August 31, 2009. The increase was mainly attributable to net proceeds in the amount of $566,681 from loans we borrowed and collection of loans to related party in the amount of $2,452,059 for the year ended August 31, 2010. During the year ended August 31, 2009, the Company paid $1,808,046 in dividends and repaid related party loans of $391,072, resulting in the lower net cash flows provided by financing activities for the year ended August 31, 2009.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations in US$ as of August 31, 2010:

                                                            Payments Due by Period
                                  ----------------------------------------------------------------------
                                                  Less than                                    More than
                                    Total          1 year        1-3 years      3-5 years       5 years
                                    -----          ------        ---------      ---------       -------
Long-term debt obligations (1)   $ 1,101,717     $  304,524      $  797,193     $       --     $       --
Operating lease (2)                1,808,741        203,499         433,762        429,788        741,692
Capital commitments (3)            9,241,781      3,037,130         235,038        235,038      5,734,575
                                 -----------     ----------      ----------     ----------     ----------
TOTAL CONTRACTUAL OBLIGATIONS    $12,152,239     $3,545,153      $1,465,993     $  664,826     $6,476,267
                                 ===========     ==========      ==========     ==========     ==========

(1) The long-term debt obligations refer to the long-term loans we have as of August 31, 2010 plus related interest payments.
(2) We are obligated to pay rental for the campus of Shaoshan Huanqiu Vocational Technical Secondary School and for our headquarters' office space. Lease periods vary from 10 years to 15 years with the earliest expiration date of June 1, 2015 and the latest expiration date of September 10, 2025.
(3) In exchange for obtaining the governmental approval to provide educational services to the schools in Hunan Province and Sichuan Province, we have commitments with the local governments to invest a total amount of RMB122,800,000 (approximately US$18,039,165) for the expansion of those schools during the terms of the cooperation agreement with them. The terms of cooperation vary from 15 years to 20 years with the earliest expiration date of July 15, 2021 and the latest expiration date of June 30, 2029. Pursuant to the cooperation agreements with the schools, our total investment amount during the contract period is $18,039,165. Up to August 31, 2010, we have invested $8,797,384 in several schools and the amount of $9,241,781 will be paid within the cooperation period.

FOREIGN CURRENCY TRANSLATION

Our financial information is presented in US dollars. The functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains, if any. The period end exchange rate as of August 31, 2010 was 6.8074, which did not fluctuate significantly compared with the exchange rate 6.8306 as of August 31, 2009. The average exchange rate of 6.8178 for the year ended August 31, 2010 slightly decreased as compared with the exchange rate of 6.8343 for the prior year.

TAXATION

The PRC government provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. According to Law of the People's Republic of China on Promotion of Privately-run Schools, implemented from September 1, 2003, and the Notice of Tax Policy for Education Activities, issued and effective on February 5, 2004, some specific enterprises, organizations and schools enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As the operation of the Company meets the requirements of the aforementioned regulations, the Company is exempt from business tax and income tax.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2009, FASB issued ASU No. 2009-17, Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standard Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No.167, Amendments to FASB Interpretation No. 46
(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. We are required to adopt this guidance for the year ending August 31, 2011. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have determined the adoption of this rule does not have a material impact on its financial statements.

OFF BALANCE SHEET ARRANGEMENTS

None.

SEASONALITY AND TRENDS

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to a flexible educational calendar year. Our revenue historically fluctuated quarterly and has generally been the highest in the first quarter of our fiscal year due to educational calendar year-start spending trends in our major markets. Furthermore, holidays, especially the Chinese New Year, have generally delayed the performance of the revenue in the relevant quarters ended February and August. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. We expect quarterly fluctuations in operating results to continue as a result of our flexible educational calendar year and arrangement of students' vacation.

CONTINGENCIES

We are not currently a party to any legal proceedings, investigations or claim which in the opinion of our management is likely to have a material adverse effect on the business financial condition or result of operations. We have not recorded any legal contingencies as of August 31, 2010.

SUBSEQUENT EVENT

On November 22, 2010, we terminated the exclusive business cooperation agreement signed with Dongying Shengli Maritime School on May 27, 2010 and our consolidated financial statements do not include operating results of the above agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

                                TABLE OF CONTENTS

                             (Stated in US dollars)

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS             F-1 - F-2

CONSOLIDATED BALANCE SHEETS                                                 F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                  F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                             F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 - F-18

                          [LETTERHEAD OF FRIEDMAN LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HQ Global Education Inc.

We have audited the accompanying consolidated balance sheet of HQ Global Education Inc. (the "Company") as of August 31, 2010, and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for the year ended August 31, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2010, and the consolidated results of its operations and its cash flows for the year ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.


/s/ Friedman LLP
------------------------------
Friedman LLP
New York, New York
November 29, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Hunan Oya Education Technology Co., Ltd.

We have audited the accompanying consolidated balance sheet of Hunan Oya Education Technology Co., Ltd. as of August 31, 2009, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year ended August 31, 2009. Hunan Oya Education Technology Co., Ltd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hunan Oya Education Technology Co., Ltd. as of August 31, 2009, and the consolidated results of its operations and its cash flows for the year ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.


/s/ Bagell Josephs, Levine & Company, LLC
-------------------------------------------------------
Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey
November 15, 2009

                            HQ GLOBAL EDUCATION INC.
                       (Formely Green Star Mining Corp.)
                          CONSOLIDATED BALANCE SHEETS

                                                                        August 31,           August 31,
                                                                          2010                 2009
                                                                       -----------          -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $ 5,225,764          $ 3,848,040
  Accounts receivable, net of allowance of $-0- and $55,836              9,023,824            5,713,491
  Other receivables                                                         40,972                2,203
  Due from related party                                                        --            2,447,482
  Inventory                                                                674,200            1,504,764
  Advances to vendors                                                      552,344            2,375,364
                                                                       -----------          -----------
      Total current assets                                              15,517,104           15,891,344

PROPERTY AND EQUIPMENT, NET                                             29,009,794           14,862,590

INTANGIBLE ASSETS, NET                                                   2,029,519              477,339
                                                                       -----------          -----------
      TOTAL ASSETS                                                     $46,556,417          $31,231,273
                                                                       ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loans                                                     $ 1,314,744          $   732,002
  Long-term loans - current portion                                        235,038              629,522
  Accounts payable                                                       2,278,346            1,327,622
  Payroll tax payable                                                        3,232               20,580
  Payroll payable                                                          341,098              241,477
  Unearned revenues                                                             --                8,275
  Other payables and accrued liabilities                                   850,905              902,725
                                                                       -----------          -----------
      Total current liabilities                                          5,023,363            3,862,203

Long-term loans, less current portion                                      477,421              402,601

Due to shareholder                                                         310,000                   --
                                                                       -----------          -----------

Other long-term payables                                                    96,757                   --
                                                                       -----------          -----------
      TOTAL LIABILITIES                                                  5,907,541            4,264,804
                                                                       -----------          -----------
COMMITMENT AND  CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 40,000,000 shares authorized,
    none issued and outstanding                                                 --                   --
  Common Stock, $0.0001 par value 100,000,000 shares authorized,
    33,000,000 and 20,050,000 shares issued and outstanding
    at August 31, 2010 and August 31, 2009                                   3,300                2,050
  Additional paid-in capital                                             1,226,674            1,227,924
  Accumulated other comprehensive income                                 1,785,928            1,672,524
  Statutory reserve                                                     10,339,551            6,946,771
  Retained earnings                                                     27,293,423           17,117,200
                                                                       -----------          -----------
      Total shareholders' equity                                        40,648,876           26,966,469
                                                                       -----------          -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $46,556,417          $31,231,273
                                                                       ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                     For the years ended August 31,
                                                                  -----------------------------------
                                                                      2010                   2009
                                                                  ------------           ------------
Revenues
  -Fee based                                                      $ 34,755,064           $ 24,838,086
  -Service based                                                    12,300,242             11,273,272
                                                                  ------------           ------------
                                                                    47,055,306             36,111,358
                                                                  ------------           ------------
Cost of revenue
  -Fee based                                                       (19,488,030)           (14,260,958)
  -Service based                                                    (9,635,489)            (8,575,464)
                                                                  ------------           ------------
                                                                   (29,123,519)           (22,836,422)
                                                                  ------------           ------------

Gross profit                                                        17,931,787             13,274,936

Selling expenses                                                      (915,265)              (640,576)
General and administrative expenses                                 (2,327,716)            (1,818,177)
                                                                  ------------           ------------

Income from operations                                              14,688,806             10,816,183

Other expenses
  Interest expenses                                                   (107,869)               (95,759)
  Other expenses                                                    (1,011,934)               (53,249)
                                                                  ------------           ------------
Total other expenses                                                (1,119,803)              (149,008)
                                                                  ------------           ------------

Income before income taxes                                          13,569,003             10,667,175

Provision for income taxes                                                  --                     --
                                                                  ------------           ------------

Net income                                                          13,569,003             10,667,175
                                                                  ------------           ------------
Other comprehensive income
  Foreign currency translation income                                  113,404                 31,288
                                                                  ------------           ------------

Comprehensive Income                                              $ 13,682,407           $ 10,698,463
                                                                  ============           ============

Basic and diluted income per common share                         $       0.49           $       0.52
                                                                  ============           ============

Basic and diluted weighted average common shares outstanding        27,520,548             20,500,000
                                                                  ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Preferred Stock          Common Stock
                                            ($0.001 par value)      ($0.0001 par value)      Additional
                                            ------------------      -------------------       Paid-in
                                            Shares      Amount      Shares       Amount       Capital
                                            ------      ------      ------       ------       -------
BALANCE AT AUGUST 31, 2008                      --      $   --     20,500,000    $2,050     $  349,961

Capital contribution                                                                           877,963
Net income for the year
Transfer to statutory reserve
Dividend declared
Foreign currency translation gain
                                            ------      ------     ----------    ------     ----------
BALANCE AT AUGUST 31, 2009                      --          --     20,500,000     2,050      1,227,924

Acquisition of Green Star Mining Corp.                             12,500,000     1,250         (1,250)
Net income for the year
Transfer to statutory reserve
Dividend declared
Foreign currency translation gain
                                            ------      ------     ----------    ------     ----------

BALANCE AT AUGUST 31, 2010                      --      $   --     33,000,000    $3,300     $1,226,674
                                            ======      ======     ==========    ======     ==========

                                             Accumulated
                                               Other
                                            Comprehensive    Statutory        Retained
                                               Income         Reserve         Earnings         Total
                                               ------         -------         --------         -----
BALANCE AT AUGUST 31, 2008                   $1,641,236     $ 4,279,977     $10,924,865     $17,198,089

Capital contribution                                                                            877,963
Net income for the year                                                      10,667,175      10,667,175
Transfer to statutory reserve                                 2,666,794      (2,666,794)             --
Dividend declared                                                            (1,808,046)     (1,808,046)
Foreign currency translation gain                31,288                                          31,288
                                             ----------     -----------     -----------     -----------
BALANCE AT AUGUST 31, 2009                    1,672,524       6,946,771      17,117,200      26,966,469

Acquisition of Green Star Mining Corp.                                                               --
Net income for the year                                                      13,569,003      13,569,003
Transfer to statutory reserve                                 3,392,780      (3,392,780)             --
Dividend declared                                                                                    --
Foreign currency translation gain               113,404                                         113,404
                                             ----------     -----------     -----------     -----------

BALANCE AT AUGUST 31, 2010                   $1,785,928     $10,339,551     $27,293,423     $40,648,876
                                             ==========     ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the years ended August 31,
                                                                       -----------------------------------
                                                                           2010                   2009
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 13,569,003           $ 10,667,175
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                        2,612,765              1,588,188
     Provision (recovery) for doubtful accounts                             (55,940)                55,805
     Loss on disposal of property & equipment                               983,219                     --
  Changes in assets and liabilities
  (Increase) decrease in -
     Accounts receivable                                                 (3,229,916)            (4,972,839)
     Other receivables                                                      (38,702)                (2,202)
     Inventory                                                              834,408                446,892
  Increase (decrease) in -
     Accounts payables                                                      944,759               (495,969)
     Payroll Payable                                                         98,648                 64,441
     Taxes payable                                                          (17,391)                20,539
     Unearned revenues                                                       (8,289)                (3,912)
     Other payables and accrued liabilities                                  39,275                246,804
                                                                       ------------           ------------
          Net cash provided by operating activities                      15,731,839              7,614,922
                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property & equipment                                21,584                     --
  Acquisition of intangible assets                                       (1,577,615)              (745,517)
  Acquisition of property & equipment                                   (15,834,902)            (5,458,835)
                                                                       ------------           ------------
          Net cash used in investing activities                         (17,390,933)            (6,204,352)
                                                                       ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions                                                          --                877,963
  Dividend paid to shareholders                                                  --             (1,808,046)
  Proceeds from short-term loan                                           1,386,072                     --
  Repayments on short-term loan                                            (806,708)                    --
  Proceeds from long term loan                                              234,679                438,960
  Repayments on long term loan                                             (557,362)
  Proceeds from shareholders' loans                                         310,000                     --
  Repayments on shareholders' loans                                              --                (14,632)
  Repayments on related party loans                                              --               (391,072)
  Proceeds from loans to related party                                    2,452,059                     --
                                                                       ------------           ------------
          Net cash provided by (used in) financing activities             3,018,740               (896,827)
                                                                       ------------           ------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS                    18,078                  6,066

NET INCREASE IN CASH & CASH EQUIVALENTS                                   1,377,724                519,809

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,848,040              3,328,231
                                                                       ------------           ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                 $  5,225,764           $  3,848,040
                                                                       ============           ============
Supplemental disclosures of cash flow information:
  Interest paid                                                        $    120,491           $    123,746
                                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

HQ Global Education Inc. ("the Company")provides a wide range of educational programs and services through vocational schools, consisting primarily of customized education programs for various vocational skills and vocational training services to a varied student population throughout People's Republic of China.

The Company formerly known as Green Star Mining Corp., was incorporated under the laws of the State of Delaware on January 22, 2008. On February 8, 2010, the Company acquired all of the outstanding capital stock of Risetime Group Limited ("Risetime"), a BVI business company incorporated in British Virgin Islands on December 17, 2007. Risetime owns 100% of the equity of Xiangtan Nicestar Business Administration Co., Ltd. ("Xiangtan Nicestar") through its 100% subsidiary, Global Education International Ltd. ("GEI"), an investment holding company incorporated in Hong Kong on November 15, 2007. Xiangtan Nicestar is a wholly foreign-owned enterprise incorporated in Xiangtan City, Hunan Province, People's Republic of China ("PRC") on September 30, 2009 and is primarily engaged in providing business administration, planning and consulting services. Substantially all Risetime and GEI's operations are conducted in China through Xiangtan Nicestar, and through contractual arrangements with Xiangtan Nicestar's consolidated affiliated entities in China, including Hunan Oya Education Technology Co., Ltd. ("Oya") and Oya's subsidiaries and variable interest entities ("VIEs"). Oya is a company incorporated in Changsha City, Hunan Province, PRC on November 20, 2008 is primarily engaged in providing vocational education service and vocational skills training service.

In connection with the acquisition, the Company issued 20,500,000 shares of common stock to the shareholder of Risetime in exchange for all of the capital stock of Risetime (the "Share Exchange" or "Merger"). Upon the completion of the Merger, the shareholders of Risetime own 62.12% of the issued and outstanding capital stock of the Company and consequently control the business and operation of the Company.

The acquisition was accounted for as a reverse acquisition under the purchase method of accounting since there was a change of control. Accordingly, Risetime and its subsidiaries will be treated as the continuing entity for accounting purposes.

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

As a result of these contractual arrangements, which obligates Oya to absorb a majority of the risk of loss from Changsha Huanqiu and Shaoshan Huanqiu's activities and enable Oya to receive a majority of its expected residual returns, Oya accounts for Changsha Huanqiu and Shaoshan Huanqiu as variable interest entities under ASC 810-10, "Consolidation". Accordingly, Oya has included the accounts of Changsha Huanqiu and Shaoshan Huanqiu in its consolidated financial statements. For the same reason, Xiangtan Nicestar accounts for Oya as a VIE and includes Oya's accounts in its consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements include the financial statements of the Company, Risetime, GEI, Xiangtan Nicestar, Oya, as well as Oya's subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

The Company has 11 VIEs in total including Oya. Oya operates four private secondary vocational schools (Changsha Huanqiu, Shaoshan Huanqiu, Hunan New HQ Technical School and Tianzhen Huanqiu Technical Secondary School) and a public secondary vocational school (Shaoshan Vocational School) in China. Through Changsha Huanqiu, the Company operates five public secondary vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

ACCOUNTS RECEIVABLE

Accounts receivable consists of balances receivable for the charges of education services provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. As of August 31, 2010 and 2009, total accounts receivable were $9,023,824 and $5,769,327 respectively, of which, $6,946,895 and $4,026,453 were tuition fees due from governmental organizations and associations under the impoverished student aid programs for the years ended August 31, 2010 and 2009.

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of August 31, 2010 and August 31, 2009, the allowance for doubtful accounts was $-0- and $55,836, respectively.

INVENTORY

Inventories are stated at the lower of cost and market value. Cost is calculated using the weighted average method. The Company estimates the write-down of excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.

ADVANCES TO VENDORS

Advances to vendors consist of balances paid for materials for construction of classrooms and related teaching facilities that have not been provided to or received by the Company. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if facts and circumstances indicate that the collectability of the services and materials become doubtful. The Company has determined that no reserve is necessary for the years ended August 31, 2010 and 2009.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the property and equipment have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

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

Any gain or loss on disposal or retirement of property and equipment represents the difference between the net sales proceeds and the carrying amount of the asset, and is recognized in the statements of incomes in the period it occurred.

CONSTRUCTION-IN-PROGRESS

The Company constructs certain properties and equipments to be used in its operations. In addition in capitalizing costs under the construction contracts, external costs directly related to the construction of such assets, including equipment installation and shipping costs, are also capitalized. Depreciation expense on is recorded at the time assets are placed in service.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the years ended August 31, 2010 and 2009.

UNEARNED REVENUES

Unearned revenues represent amounts received from students for tuition and service fee relating to the outside-school practice service. The Company recognizes these funds as a current liability until the revenue can be recognized. The balance of unearned revenues is not refundable.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

REVENUE RECOGNITION

The Company recognizes revenues in accordance ASC 605 "Revenue Recognition when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the fees are fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

     (a) Tuition revenue received for educational programs and services is recognized proportionately according to the progress the students completing the educational programs in the school. Tuition paid in advance is recorded as unearned revenues. As of August 31, 2010, the Company did not have any tuition paid in advance.
     (b) The Company provides off-campus internship programs for students. The Company has arrangements with certain regional corporations in which these entities are the sponsors for off-campus internship programs which last two to three months. The Company collects a fixed amount of fees from both the internship sponsor and the student after the student is admitted into the programs. Revenue is recognized upon completion of the internship program.
     (c) The Company provides other services mainly cafeteria and laundry services for students and the revenue from such services is recognized upon completion of the service.

COST OF REVENUE

Fee based cost of revenues for educational programs and services primarily consists of teaching fees and performance-based teaching fees paid to our teachers, depreciation and amortization of property and equipment used in the provision of educational services, and rental payments for one of our schools, as well as costs of course materials and other expenses.

Service based cost of revenues primarily consists of salaries of related employees, cost of materials and water and electricity fees used by canteens, depreciation and amortization of property and equipment used by related departments, and other expenses.

Above mentioned cost is expensed as incurred.

INCOME TAXES

The Company did not generate any taxable income outside of the PRC for the years ended August 31, 2010 and 2009 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. The Company had no deferred tax items as of August 31, 2010 and 2009.

As of August 31, 2010, the Company has a net operating loss carry forwards of approximately $300 available to offset against U.S taxable income in the future. Net operating loss carry forwards will expire for federal tax purposes in 2029 from the date the loss was incurred. The Company's federal income tax returns for the years 2009 and 2010 are subject to examination by US tax authorities.

COMPREHENSIVE INCOME

ASC 220, "Comprehensive Income" requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income represent income arose from the changes in foreign currency exchange rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of long-term loans also approximate their recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

EARNINGS PER SHARE

Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company does not have any potential common shares outstanding as of August 31, 2010 and 2009.

In February 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse acquisition under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse acquisition takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

FOREIGN CURRENCY TRANSLATION

The Company's consolidated financial statements are presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. The consolidated financial statements of the Company have been translated into U.S. dollars. The financial statements are first prepared in RMB and then are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

                                                     August 31,       August 31,
                                                       2010             2009
                                                      ------           ------
Year end exchange rate (RMB: US$)                     6.8074           6.8306
Average exchange rate for the year (RMB: US$)         6.8178           6.8343

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses which were included in selling expenses amounted to $89,942 and $113,069 for the years ended August 31, 2010 and 2009, respectively.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

OPERATING LEASES

The Company leases offices, classroom, and warehouse facilities under operating leases. Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Rental payables under operating lease are recognized as expense on a straight-line basis over the lease term.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2009, FASB issued ASU No. 2009-17, Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standard Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No.167, Amendments to FASB Interpretation No. 46
(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is required to adopt this guidance for the year ending August 31, 2011. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have determined the adoption of this rule does not have a material impact on its financial statements.

NOTE 3. INVENTORY

Inventory consists of the following:

                                                    As of August 31,
                                              2010                  2009
                                           ----------            ----------
Course materials                           $    6,052            $   45,525
Logistic supplies                             193,172               364,122
Office supplies                                 7,683               202,362
Other materials and supplies                  244,275               176,316
Textbooks (1)                                 223,018               716,439
                                           ----------            ----------
Total                                      $  674,200            $1,504,764
                                           ==========            ==========

(1) Textbooks sold to students at the beginning of each semester are recognized as inventory, and books which belong to each school and stored in libraries are long-lived assets and are recognized as property and equipment.

NOTE 4. RELATED PARTY TRANSACTIONS

As of August 31, 2009, the balance due from related party represents loans to Shenzhen Linghai International Cargo Agent Co., Ltd ("Shenzhen Linghai"). Shenzhen Linghai is owned by Ms. Zhong Juanjuan, sister of Ms. Zhong Yabin, 10% shareholder of Oya. The loan is unsecured, interest free and repayable on demand. The loan was fully repaid as of August 31, 2010.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

As of August 31, 2010, the balance due to shareholder represents a loan from Mr. He Guangwen, majority shareholder of the Company. The loan is unsecured, bears no interest, with term of two years and is repayable on February 28, 2012.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                                       As of August 31,
                                                2010                   2009
                                            ------------           ------------
Teaching and dormitory facilities           $ 14,216,065           $ 10,288,401
Educational equipments and books               3,777,296              4,068,173
Office equipments and other equipments         3,923,700              2,235,171
Automobiles                                      294,185                269,211
                                            ------------           ------------
                                              22,211,246             16,860,956
Less: accumulated depreciation                (6,686,419)            (5,165,936)
Add: Construction in progress                 13,484,967              3,167,570
                                            ------------           ------------
                                            $ 29,009,794           $ 14,862,590
                                            ============           ============

For the year ended August 31, 2010, a total amount of $3,558,662 was completed and transferred from construction in progress to teaching and dormitory facilities.

During the year ended August 31, 2010, due to renovation of teaching facilities, aged educational equipments, books and office equipments with cost of US$2,090,730 were disposed, the Company recognized a loss of $983,219

Depreciation expense for the years ended August 31, 2010 and 2009 was $2,583,335 and $1,576,761, respectively.

NOTE 6. INTANGIBLE ASSETS, NET

As of August 31, 2010 and 2009, intangible assets consist of land use rights, which are recorded at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated useful lives, which is generally 50 years and represents the shorter of the estimated usage periods or the terms of the agreements. The details of land use rights are as follows:

                                                       As of August 31,
                                                2010                   2009
                                            ------------           ------------
Land use rights                             $ 2,143,868            $   561,926
Less: accumulated amortization                 (114,349)               (84,587)
                                            -----------            -----------
Land use rights, net                        $ 2,029,519            $   477,339
                                            ===========            ===========

Amortization expenses for the land use rights totaled $29,430 and $11,427 for the years ended August 31, 2010 and 2009, respectively.

NOTE 7. SHORT-TERM LOANS

As at August 31, 2009, the short-term borrowings consisted of two loans of $293,797 (RMB 2,000,000) and $440,696 (RMB 3,000,000) from Changsha Foundation for Education. The two loans were unsecured and bore interest at 5% and 6% per annum, and are repayable on March 17, 2010 and July 31, 2010, respectively. The two loans of $293,797 and $440,696 were extended with the new maturity date on March 17, 2011 and July 15, 2011, respectively.

In addition to the loans mentioned above, the Company entered into two new short-term loan arrangements. One loan in the amount of $286,454 (RMB1,950,000) was borrowed from Ningxiang Rural credit Cooperative Union. The loan bears an interest at 8.50% per annum and due on December 13, 2010 and was secured by a land use right of the Company with the cost of $433,254. Another loan amounted to $293,797 (RMB2,000,000) was borrowed from China Construction Bank Shaoshan

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Branch, bears an interest at 5.84% per annum and due on March 23, 2011 and was secured by a land use right of the Company with cost of $561,963.

NOTE 8. LONG-TERM LOANS

The details of long-term loans outstanding as at August 31, 2010, which are borrowed as operating funds, are as follows:

                                                        Term                                   Principal
                                              ---------------------------     Interest     -------------------
             Lender                               From           To             rate          RMB          US$
             ------                               ----           --             ----          ---          ---
Long-term Loan - Current Portion
  Ningxiang Rural Credit Cooperative Union    Sep 1, 2009    Aug 21, 2011       8.64%      1,600,000     235,038
                                                                                           ---------    --------
                                                                                           1,600,000     235,038
Long-term loan - Non-Current Portion
  Changsha Foundation for Education           Jul 26, 2010   Oct 25, 2011       8.40%        500,000      73,450
  Ningxiang Rural Credit Cooperative Union    Nov 25, 2008   Nov 13, 2011      10.80%      1,350,000     198,313
  Ningxiang Rural Credit Cooperative Union    Nov 25, 2008   Nov 13, 2011      10.80%      1,400,000     205,658
                                                                                           ---------    --------
                                                                                           3,250,000     477,421

The details of long-term loans outstanding as at August 31, 2009 are as follows:

                                                        Term                                   Principal
                                              ---------------------------     Interest     -------------------
             Lender                               From           To             rate          RMB          US$
             ------                               ----           --             ----          ---          ---
Long-term Loan - Current Portion
  Ningxiang Rural Credit Cooperative Union    May 30, 2009   May 30, 2010      10.80%      2,000,000     292,801
  Ningxiang Rural Credit Cooperative Union    Dec 28, 2007   Dec 28, 2009      12.10%      1,800,000     263,521
  Changsha Foundation for Education           July 31, 2008  July 18, 2010      0.00%        500,000      73,200
                                                                                           ---------    --------
                                                                                           4,300,000     629,522
Long-term loan - Non-Current Portion
  Ningxiang Rural Credit Cooperative Union    Nov 25, 2008   Nov 13, 2011      10.80%      1,350,000     197,641
  Ningxiang Rural Credit Cooperative Union    Nov 25, 2008   Nov 23, 2011      10.80%      1,400,000     204,960
                                                                                           ---------    --------
                                                                                           2,750,000     402,601

The loans borrowed from Ningxiang rural Credit Cooperative Union were collateralized by the buildings with an aggregate cost of $1,071,163 and land use rights with an aggregate cost of $46,768.

The $292,801 and 263,521 loans were repaid in September 2009 and December 2009, respectively. For the years ended August 31, 2010 and 2009, the Company incurred $130,147 and $128,240 interest on both short-term and long-term loans, respectively.

NOTE 9.  OTHER PAYABLES AND ACCRUED LIABILITIES

As of August 31, 2010 and 2009, other payables and accrued liabilities are as follow:

                                                        As of August 31,
                                                  2010                 2009
                                                --------             --------
Staff welfare payable                           $ 67,713             $836,434
Deposit as guarantee of performance
 for campus construction                         531,824               35,333
Others                                           251,368               30,958
                                                --------             --------
Total                                           $850,905             $902,725
                                                ========             ========

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

NOTE 10. TAXES

(A) CORPORATION INCOME TAX ("CIT") AND BUSINESS TAX

The Company is governed by the Income Tax Law of the People's Republic of China ("PRC") concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The applicable business tax rate for educational service is currently 5%.

The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. According to Law of the PRC on Promotion of Privately-run Schools, implemented from September 1, 2003, and the Notice of Tax Policy for Education Activities, issued and became effective on February 5, 2004, some specific enterprises, organizations and schools could enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As long as the operation of the Company meets the requirements of the regulations aforementioned, the Company is therefore exempt from business tax and income tax.

No income tax and business tax were provided for the reporting period in accordance with the regulations of the relevant taxing authorities.

The Company was incorporated in the United States. It is governed by the Income Tax law of United States. It incurred a net operating loss for U.S. income tax purposes for the year ended August 31, 2010. This loss carry forward, which may be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at August 31, 2010 for the temporary difference related to the loss carry-forward. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance increased $102 and -0- during the fiscal year ended August 31, 2010 and 2009.

As of August 31, 2010 and 2009, the deferred tax assets and the related valuation allowance were as follows:

                                                 As of               As of
                                            August 31, 2010     August 31, 2009
                                            ---------------     ---------------
Deferred tax assets:
  Net operating tax carry forwards              $  300              $   --
  Tax rate                                          34%                 34%
                                                ------              ------
  Gross deferred tax assets                        102                  --
  Valuation allowance                             (102)                (--)
                                                ------              ------

  Net deferred tax assets                       $   --              $   --
                                                ======              ======

The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the valuation allowance for deferred income taxes and temporary difference for net operating loss carryforward.

(B) PAYROLL TAX PAYABLE

The Company's payroll tax payable represents the unremitted individual income tax withheld on behalf of the employees. As of August 31, 2010 and 2009, the tax payable amounted to $3,232 and $20,580, respectively.

NOTE 11. SHAREHOLDERS' EQUITY

(A) COMMON STOCK

HQ Global Education Inc. ("the Company"), formerly Green Star Mining Corp., was incorporated in the State of Delaware on January 22, 2008, with 100,000,000 shares of common stock authorized at par value of US$0.0001. On January 25, 2008, the Company issued a total of 1,500,000 shares of common stock to Nan E. Weaver for cash in the amount of $0.01 per share for a total of $15,000.

On July 22, 2008 the Company issued a total of 1,000,000 shares of common stock to individuals for cash in the amount of $0.025 per share for a total of $ 25,000.

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

On November 23, 2009, the Company approved a 5-for-1 forward stock split of all issued and outstanding shares of common stock of the Company. On November 25, 2009, the Financial Industry Regulatory Authority ("FINRA") approved the Company's application for forward stock split applicant. As a result, effective on December 7, 2009 and prior to the Share Exchange consummated on February 8, 2010, the Company had a total of 12,500,000 shares of common stock issued and outstanding, and the accompany financial statements have been retroactively restated to reflect the stock split as of August 31, 2009.

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

As of August 31, 2010 and 2009, there was 33,000,000 and 20,500,000 share of common stock issued and outstanding, respectively.

(B) PREFERRED STOCK

On December 31, 2009, the Board of Directors of the Company authorized 40,000,000 shares of preferred stock at par value of $0.001. As of August 31, 2010 and 2009, there was no preferred stock issued and outstanding.

(C) STATUTORY RESERVE

According to Law of the PRC on Promotion of Privately-run Schools, implemented from September 1, 2003, the Company and the related subsidiaries are required to set aside at least 25% of their after-tax net profits each year, if any, to fund the statutory reserves for the future development of educational activities. The statutory reserves are not distributable in the form of cash dividends to the shareholders.

For the years ended August 31, 2010 and 2009, the Company has made appropriations in the amount of $3,392,780 and $2,430,253 to this statutory reserve, respectively. As of August 31, 2010 and 2009, the balances of the statutory reserve were $10,339,551 and $6,946,771, respectively.

NOTE 12. COMMITMENTS

(A) OPERATING LEASES

The commitments are primarily the rental for the campus of Shaoshan Huanqiu Vocational Technical Secondary School, a VIE of Oya, and for the Company's office space. Lease periods range from 10 years to 15 years with earliest expiration date of June 1, 2015 and latest expiration date of September 10, 2025. As of August 31, 2010, the commitments related to the above rental are as follows:

      For years end August 31,                RMB                   US$
      ------------------------            -----------          -----------
      2011                                  1,385,303          $   203,499
      2012                                  1,444,687              212,223
      2013                                  1,508,109              221,539
      2014                                  1,575,844              231,490
      2015                                  1,349,895              198,298
      Thereafter                            5,049,000              741,692
                                          -----------          -----------
      Total                                12,312,838          $ 1,808,741
                                          ===========          ===========

(B) CAPITAL COMMITMENTS

In exchange for obtaining the approval to provide educational services in the schools of Hunan Province and Sichuan Province in PRC, the Company have commitments with the local governments to spend a total amount of Rmb122,800,000 ($18,039,165) for the renovation and expansion of those schools when their operations are controlled and directly managed by the Company. . The terms of these arrangements vary from 15 years to 20 years for different schools and with

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

the earliest expiration date of July 15, 2021 and the latest expiration date of June 30, 2029. As of August 31, 2010, Rmb59,887,410 ($8,797,384) was incurred regarding these commitments. The outstanding Rmb62,912,590 ($9,241,781) is for the remaining contract periods should be incurred according to the following schedule:

By August 31,                                 RMB                  US$
-------------                             -----------          -----------
2011                                       20,674,990          $ 3,037,130
2012                                          800,000              117,519
2013                                          800,000              117,519
2014                                          800,000              117,519
2015                                          800,000              117,519
Thereafter                                 39,037,600            5,734,575
                                          -----------          -----------
Total                                      62,912,590          $ 9,241,781
                                          ===========          ===========

NOTE 13.  SEGMENT INFORMATION

In accordance with ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is mainly engaged in providing vocational education service and vocational skills training service. The Company's chief operating decision maker ("CODM") has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments which are Vocational Education, Order-oriented Service, and Campus services. These three operating segments are also identified as reportable segments. The Company adjusted its operating segments and has reclassified results of all periods presented to conform to the revised operating segments disclosures as of August 31, 2010 and 2009.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on each reporting segment's revenues, cost of revenues, and gross profit, and selling expenses and G&A expenses are not separated to each segment. The CODM does not review balance sheet information to measure the performance of the reportable segments, nor is this part of the segment information regularly provided to the CODM. Revenues, cost of revenues, gross profit, total capital expenditure and total depreciation and amortization by segment were as follows:

For the year ended August 31, 2010

                                  Vocational     Order-oriented      Campus         Unallocated
                                  Education        Service          Services          Amounts      Consolidated
                                 ----------       ----------       ----------       ----------     ------------
Net revenues                     28,642,779        6,112,285       12,300,242               --      47,055,306
Cost of revenues                 18,571,780          916,250        9,635,489               --      29,123,519
                                 ----------       ----------       ----------       ----------      ----------
Gross profit                     10,070,999        5,196,035        2,664,753               --      17,931,787

Depreciation and amortization       934,066               10          423,088        1,255,601       2,612,765
Total assets                     18,791,883        1,025,320        4,697,588       22,041,626      46,556,417
Total capital expenditures       10,371,027              109        4,697,588       13,941,070      29,009,794

                            HQ GLOBAL EDUCATION INC.
                       (Formerly Green Star Mining Corp.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

For the year ended August 31, 2009

                                  Vocational     Order-oriented      Campus         Unallocated
                                  Education        Service          Services          Amounts      Consolidated
                                 ----------       ----------       ----------       ----------     ------------
Net revenues                     20,362,001        4,476,085       11,273,272               --      36,111,358
Cost of revenues                 13,446,329          814,629        8,575,464               --      22,836,422
                                 ----------       ----------       ----------       ----------      ----------

Gross profit                      6,915,672        3,661,456        2,697,808               --      13,274,936

Depreciation and amortization     1,011,603               18          203,010          373,557       1,588,188
Total assets                     14,897,492        1,464,873        2,278,490       12,590,418      31,231,273
Total capital expenditures        9,466,791              160        1,899,813        3,495,826      14,862,590

NOTE 14. MAINLAND CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION

Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain social welfare benefits are provided to qualified employees. PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; hence, the Group has no further commitments beyond its monthly contributions. The total contributions for such employee benefits were $347,505 and $267,558 for the years ended August 31, 2010 and 2009, respectively.

NOTE 15. SUBSEQUENT EVENT

On November 22, 2010, we terminated the exclusive business cooperation agreement signed with Dongying Shengli Maritime School on May 27, 2010 and our financial data do not include operating results of the above agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Previous Independent Registered Public Accounting Firm

On February 8, 2010, we dismissed George Stewart, CPA as our independent auditor, effective on February 8, 2010.

George Stewart, CPA's reports on the Company's financial statements as of and for the fiscal year ended February 28, 2009, and for the periods ended May 30, 2009, August 31, 2009 and November 30, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During our recent fiscal year and from March 1, 2009 to February 8, 2010, there were no disagreements with George Stewart, CPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our recent fiscal year.

(b) Engagement of New Independent Registered Public Accounting Firm

On February 8, 2010, concurrent with the decision to dismiss George Stewart, CPA as our independent auditor, our board elected to appoint Friedman LLP as our independent auditor.

During the fiscal year ended February 28, 2009 and from March 1, 2009 to February 8, 2010, neither the Company nor anyone acting on its behalf consulted Friedman LLP with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that Friedman LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Prior to engaging Friedman LLP, they did not provide our company with either written or oral advice and that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from George Stewart, CPA to Friedman LLP.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

DISCLOSURE CONTROLS

Under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of August 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded as of August 31, 2010 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

This Annual Report on Form 10-K does not contain (i) management's assessment of the internal control over financial reporting for the year ended August 31, 2010 or (ii) an attestation report by the Company's independent auditors for the year ended August 31, 2010, due to a transition period established by rules of the U.S. Securities and Exchange Commission. The Company completed a reverse acquisition transaction on February 8, 2010, and the management of the Company is currently in the process of finalizing its procedures for internal controls over financial reporting.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have moved our principal executive office from No.27 Jinsha Road, Jinnan Village, Lijingpu Township, Shahe Section, Ningxiang County, Hunan Province, China to 27th Floor, BOBO Fortune Center, No.368, South Furong Road, Changsha City, Hunan Province, China 410007.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

In connection with the change in control of the Company described in Item 1 of this Annual Report, effective on February 11, 2010, Mr. Yi Chen resigned as our chief executive officer and we appointed Mr. Guangwen He as our Chief Executive Officer and the Chairman of the Board upon the closing of the reverse acquisition.

The following sets forth the name and position of each of our current executive officers and directors.

Name                Age                        Position
----                ---                        --------

Guangwen He         42         Chairman of the Board,  Chief Executive  Officer,
                               President, and Secretary

Yunjie Fang         45         Chief Financial Officer and Treasurer

Yabin Zhong         44         Director

Junming Peng        61         Independent director

Shaozeng Wang       67         Independent director

Erik Vonk           57         Independent director

All of our directors hold their positions on the Board until our next annual meeting of the shareholders and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the Board.

The following is a summary of the biographical information of our directors and officers:

GUANGWEN HE, became a director and our Chief Executive Officer on February 11, 2010 when we completed our reverse acquisition of Risetime. Mr. He, PH.D in education, is CEO of Hunan Oya Education Technology Co., Ltd and Global Education International Limited. He was born on July 8, 1968 in Ningxiang, Hunan. His other titles include the director of China Association of Private Education, the vice-president of Hunan Association of Private Education, the 9th and 10th Standing Committee member of the CPPCC of Changsha, the vice-director of the 10th Committee of Education Science Culture and Health of the CPPCC of Changsha, the vice-president of Changsha Association of Private Education and a pluralistic researcher of Hunan Education Science Research Institute, Private Education Research Office. Mr. He began to engage in vocational education and established Changsha Huanqiu Vocational Education Group in 1994. He received such awards as the "Expert Enjoying Special Government Allowance", the "Advanced Individual of National Vocational Education", the "News Figure of National Private Education", the "National Excellent Migrant Workers in Cities", the "Candidate for Hunan New Century 121 Human Talents Engineering", one of the "Ten Outstanding Young People of Changsha City" by the government successively. He was invited to present the first Boao Forum for Asia in 2002 and was invited to participate in the first Forum for Chinese Education Innovation in 2003. He has written twenty papers about vocational education series, compiled eight sets of school teaching materials and composed six works such as THE ORDER ORIENTED EDUCATION and VOCATIONAL EDUCATION SCHOOL THEORY EXPLORATION AND PRACTICE. TV channels and newspapers such as CCTV, People's Daily, Guangming Daily, China Education News, Hong Kong's Wen Wei Po and so on have reported his achievements which have been incorporated into the publication "Who's Who in the World".

YUNJIE FANG, became a director and our Chief Financial Officer on February 11, 2010. Fang Yunjie has worked as CFO at Hunan Oya Education Technology Co., Ltd and Global Education International Limited since September 2008. He was born on July 26, 1965 in Dianbai, Guangdong. He received his Bachelor degree of Accounting from Zhongnan University of Economics and Law in 1989. He has great experience in accounting and financial management, as well as strategic investment management of the public companies. He is a Chinese Certified Tax Agent and Senior Accountant. During the past decade, he worked as Financial Manager in several large enterprises. From January 2001 to January 2002, he worked as CFO at Dongguan Yellow River Furniture Industry Corp., Ltd.. From January 2002 to August 2002, he was transferred to Yitelu Fashion (Hong Kong) Corp., Ltd as CFO. He worked as CFO in Cosun Group from September 2002 to August 2008.

YABIN ZHONG, is the spouse of Mr. Guangwen He. Ms. Zhong became a director of the Company on February 11, 2010. Ms. Zhong was born on August 28, 1966 in Ningxiang, Hunan. She graduated from Jinan University with Junior College degree in Accounting. She began to work in Changsha Huanqiu Vocational Secondary School in 1994. She is the vice-principal of Changsha Huanqiu at present.

JUNMING PENG, became an independent director of the Company on February 11, 2010. Mr. Peng was born on December 23, 1948 in Shaoyang, Hunan. He received his Associate degree of automobile from Changsha Communications College. From December 1968 to 1978, he worked as a teacher at Changsha Traffic College. From 1979 to 1998, he was transferred to the United Front Work Department of Changsha Municipal Committee of Chinese Communist Party as the deputy chief and later as section chief. He was appointed vice-chairman and later chairman to Scientific Technology Committee of CPPCC of Changsha City from 1999 to February 2008 and retired in April 2008.

SHAOZENG WANG, became an independent director of the Company on February 11, 2010. Mr. Wang was born in May 1943 in Changsha, Hunan. He graduated from Department of Physics of Hunan Normal University in 1965. He successively served as high school teacher, dean of students and high school principal. Since 1987, he successively took the post as the section chief of Secondary Education Department of Changsha Education Bureau, the chairman of the Secondary School Admissions Office of Changsha Education Bureau and educational inspector of Education Inspection Office of Changsha Municipal Government. He was also appointed as the educational inspector of provincial government and received municipal recognition several times. He retired in 2003.

ERIK VONK, has acted as the independent director of the Company since February 11, 2010. From 2002 to 2007 he was Chairman and CEO of Gevity HR, a NASDAQ listed Company. Previously, he was President and CEO of Randstad North America and a Member of the Group Executive Board of Randstad NV, the world's third largest staffing company. This followed fourteen years in international banking where he began his career. Mr. Vonk earned an undergraduate degree in Holland and holds an MBA from Golden Gate University, San Francisco (1984).

BOARD COMMITTEES

We believe that the members of the Board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

We appointed Junming Peng, Shaozeng Wang and Erik Vonk as members of the Audit, Nominating, and Compensation Committees.

AUDIT COMMITTEE

Our audit committee consists of Erik Vonk and Shaozeng Wang. Erik Vonk is the chairman of our audit committee. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company.

COMPENSATION COMMITTEE

Our compensation committee consists of Junming Peng and Erik Vonk. Junming Peng is the chairman of our compensation committee. Members of the compensation committee will not be prohibited from direct involvement in determining their own compensation.

NOMINATING COMMITTEE

Our nominating committee consists of Junming Peng and Shaozeng Wang. Shaozeng Wang is the chairman of our corporate governance and nominating committee. The nominating committee will assist the Board in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.

FAMILY RELATIONSHIPS

Ms. Yabin Zhong is the spouse of Mr. Guangwen He. There are no other family relationships among our directors or officers.

OTHER DIRECTORSHIPS

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

SECURITY HOLDER RECOMMENDATIONS FOR BOARD NOMINEES

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

SIGNIFICANT EMPLOYEES

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.
INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

 There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Except as set forth in our discussion below in Item 13 "Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. It has come to our attention that Nicestar International Limited has not made the necessary filings required under Section 16(A). We intend to advise Nicestar to make such filings and to assist it in connection therewith.

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion of our program for compensating our named executive officers and director. Our compensation committee will be responsible for determining the compensation of our named executive officers.

Our Compensation Committee will consider a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our company through a period of rapid growth.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to HQ Global Education Inc. in the fiscal years ended August 31, 2010 and 2009 in their capacity as such officers. There is no executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.:

SUMMARY COMPENSATION TABLE

                                                                         Non-Equity      Nonqualified
 Name and                                                                Incentive         Deferred
 Principal                                        Stock       Option        Plan         Compensation     All Other
 Position           Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------           ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Guangwen He         2010     85,988      --          --          --           --              --              440          86,428
Chief Executive     2009     70,015      --          --          --           --              --              278          70,293
Officer principal
executive officer
(PEO)

Yunjie Fang         2010     64,964      --          --          --           --              --              593          65,557
Chief Financial     2009     55,456      --          --          --           --              --              279          55,735
Officer principal
financial officer
(PFO)

Yabin Zhong *       2010     41,785      --          --          --           --              --              440          42,225
Director            2009     33,358      --          --          --           --              --              278          33,636

----------
* Includes compensation for Yabin Zhong's services as a director.

STOCK-BASED AWARDS UNDER THE EQUITY INCENTIVE PLAN

Historically, we have not granted equity awards as a component of compensation, and we presently do not have an equity-based incentive program. In the future, we will likely adopt and establish an equity incentive plan pursuant to which equity awards may be granted to eligible employees, including each of our named executive officers, if our compensation committee determines that it is in the best interest of the Company and our stockholders to do so.

EMPLOYMENT AGREEMENTS

Our Chinese subsidiary has employment agreements with the following executive officers and directors:

MR. GUANGWEN HE - Mr. He's employment agreement with WFOE became effective as of October 1, 2009. The employment agreement has a term of ten years.

MR. YUNJIE FANG - Mr. Fang's employment agreement with WFOE became effective as of October 1, 2009. The employment agreement has a term of five years.

MS. YABIN ZHONG - Ms. Zhong's employment agreement with WFOE became effective as of October 1, 2009. The employment agreement has a term of ten years.

Each of the employment agreements provide that the executives will be provided cash compensation. The employment agreements do not provide any change in control or severance benefits to the executives, and we do not have any separate change-in-control agreements with any of our executive officers.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other distributor of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification. Our Certificate of Incorporation, as amended, provides for the indemnification of any and all persons whom it shall have power to indemnify under the Delaware General Corporation Law from and against any and all of the expenses, liabilities, or other matters referred to in or covered by such law.

COMPENSATION PLANS

As of August 31, 2010, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

MANAGEMENT AGREEMENTS

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended August 31, 2010.

COMPENSATION OF DIRECTORS

On February 11, 2010, the Board of Directors of the Company appointed Mr. Junming Peng as an independent director of the Company. Mr. Peng received $2,423 as compensation in fiscal year 2010.

On February 11, 2010, the Board of Directors of the Company appointed Mr. Shaozeng Wang as an independent director of the Company. Mr. Wang received $2,423 as compensation in fiscal year 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of November 24, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of November 24, 2010 there were 33,000,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Unless otherwise stated, the address of all persons in the table is 27th Floor, BOBO Fortune Center, No.368, South Furong Road, Changsha City, Hunan Province, PRC, 410007.

                                                                        Shares beneficially      Percentage of
Title of Class              Name and Address of Beneficial Owner             owned (1)          class owned (2)
--------------              ------------------------------------             ---------          ---------------
Common Stock                Guangwen He (CEO)                                   0                     *

Common Stock                Yunjie Fang (CFO)                                   0                     *
                            Room 2005, Biaozhi Real Estate
                            Building, No.119, 1st Section of
                            Furong Central Road, Changsha
                            City, Hunan Province

Common Stock                Yabin Zhong                                         0                     *

Common Stock                Junming Peng                                        0                     *
                            No.14, Liren Alley, Furong
                            District, Changsha City,
                            Hunan Province

Common Stock                Shaozeng Wang                                       0                     *
                            Room 905, Building 4, Dormitory of
                            Department of Audit of Hunan, No. 6,
                            Jiayu Road, Furong District
                            Changsha City, Hunan Province

Common Stock                Erik Vonk                                           0                     *
                            773 Hideaway Bay Drive, Longboat
                            Key, FL 34228

All Officers and Directors
 as a Group (six persons)                                                       0                     *

Common Stock                Nicestar International Limited (3)
                            2nd Floor, Abbott Building, Road
                            Town, Tortola, British Virgin
                            Islands                                    20,500,000                 62.12%

Common Stock                Siu Choi Fat (4)
                            Room 42, 4th Floor, New Henry
                            House, 10 Ice House Street,
                            Central, Hong Kong                         20,500,000                 62.12%

*    Less than 1% of the issued and outstanding shares.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock, unless otherwise indicated.

(2) A total of 33,000,000 shares of our Common Stock are considered to be outstanding as of November 24, 2010 pursuant to SEC Rule 13d-3(d)(1).

(3) On February 11, 2010, we acquired Risetime Group Limited in a reverse acquisition with Nicestar International Limited. As merger consideration for the Risetime shares we received from the former shareholder of Risetime, we issued and delivered 20,500,000 of our newly-issued shares of common stock to Nicestar International Limited.

(4) Mr. Siu Choi Fat owns 100% of Nicestar International Limited, which owns 20,500,000 shares of our Common Stock. Therefore, Mr. Siu Choi Fat may be considered to beneficially own 20,500,000 shares of our Common Stock.

CHANGES IN CONTROL

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may, at a subsequent date, result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except for the ownership of the Company's securities, and except as set forth herein, none of the directors, executive officers, holders of more than five percent of the Company's outstanding common stock, or any member of the immediate family of any such person have, to the knowledge of the Company, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect the Company.

On March 1, 2004, Changsha Huanqiu signed an Entrustment Agreement on Land and Real Properties with Guangwen He, Yabin Zhong and Binshan Company. The agreement stipulates that Changsha Huanqiu will from time to time authorize Guangwen He, Yabin Zhong and Binshan Company to invest in lands and properties in their names using funds from Changsha Huanqiu for the interest of Changsha Huanqiu, that Changsha Huanqiu holds all the rights to these properties, that upon Changsha Huanqiu's request, Guangwen He, Yabin Zhong and Binshan Company shall cause relevant authorities to register these properties in the name of Changsha Huanqiu, and that Guangwen He, Yabin Zhong and Binshan Company shall have no right to dispose or encumber these properties.

As of August 31, 2010, Global Education International Limited had a loan in the amount of $310,000 from Mr. Guangwe He, CEO of the Company. The loan is unsecured, bears no interest, with term of two years and is repayable on February 28, 2012.

AGREEMENTS AMONG WFOE, OYA AND ITS SHAREHOLDERS

See "Contractual Arrangements between WFOE, Oya and Its Shareholders".

AGREEMENTS BETWEEN OYA AND CHANGSHA HUANQIU/SHAOSHAN HUANQIU

See "Contractual Arrangements for the Operation of Two Private Vocational
Schools"

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

DIRECTOR INDEPENDENCE

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. At the moment, half of our directors are independent directors. Our Board determines whether a director is independent through a broad consideration of facts and circumstances, including an assessment of the materiality of any relation between us. Our board believes that our independent directors satisfy the criteria for independence.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2009 and for fiscal year ended August 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                            Year Ended August 31,
                                         --------------------------
                                          2010               2009
                                         -------            -------
                                           ($)                ($)

           Audit Fees                    125,000             85,000
           Audit Related Fees                 --                 --
           Tax Fees                           --                 --
           All Other Fees                     --                 --
                                         -------            -------
           Total                         125,000             85,000
                                         =======            =======

"Audit Fees" consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

"Audit Related Fees" consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

"Tax Fees" consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

"All Other Fees" consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of HQ Global Education Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10-K:
In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

     * should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
     * have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
     * may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
     * were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov .

Exhibit
Number                               Description
------                               -----------

2.1* Share Exchange Agreement dated as of February 8, 2010 by and among Green Star Mining Corp., a Delaware corporation, Risetime Group Limited, a British Virgin Islands company, and Nicestar International Limited, a British Virgin Islands company.

3.1**    Amended and restated Certificate of Incorporation.

3.2 By-laws of Green Star Mining Group. (incorporated by reference from the Registration Statement on Form S-1 filed on April 23, 2008).

10.1* Business Cooperation Agreement dated as of November 28, 2009 between Xiangtan Nicestar Business Administration Co., Ltd. and Hunan Oya Education Technology Co., Ltd.

10.2* Loan Agreement, dated as of November 28, 2009 between Xiangtan Nicestar Business Administration Co., Ltd. and Guangwen He.

10.3* Proxy Letter dated as of November 28, 2009, by and among Guangwen He, Yabin Zhong and Xiangtan Nicestar Business Administration Co., Ltd.

10.4* Purchase Option Agreement dated as of November 28, 2009 between Xiangtan Nicestar Business Administration Co., Ltd.and Guangwen He.

10.5* Equity Pledge Agreement dated as of November 28, 2009 between Xiangtan Nicestar Business Administration Co., Ltd. and Guangwen He.

10.6* Business Cooperation Agreement, dated as of July 28, 2009 between Changsha Huanqiu Vocational Secondary School and Hunan Oya Education Technology Co., Ltd.

10.7* Joint School-Running Agreement January 23, 2006 between Education Bureau of Shimian County, Ya'an City, Sichuan Province and Changsha Huanqiu Vocational Secondary School.

10.8* Loan Agreement dated as of March 20, 2009 between Changsha Educational Foundation and Changsha Huanqiu Vocational Secondary School.

10.9* Employment Agreement dated as of October 1, 2009 between Xiangtan Nicestar Business Administration Co., Ltd. and Guangwen He.

10.10* Employment Agreement dated as of October 1, 2009 between Xiangtan Nicestar Business Administration Co., Ltd. and Yunjie Fang.

10.11* Employment Agreement dated as of October 1, 2009 between Xiangtan Nicestar Business Administration Co., Ltd. and Yabin Zhong.

10.12* Cooperation Agreement dated as of September 5, 2007 between Fujinon (Shenzhen) Technologies Co., Ltd. and Fusheng Industrial Zone, Qiaotou Village, Fuyong Town, Bao'an District, Shenzhen City, Guangdong Province.

10.13* Building Lease Agreement dated as of May 19, 2009 between Lin Wenhui Hong Xuezhi and Hunan Oya Education Technology Co. Ltd.

16.1* Letter of dismissal to the former accountant dated as of February 8, 2010.

16.2*    Letter from the former accountant dated as of February 8, 2010.

10.12* Cooperation Agreement dated as of September 5, 2007 between Fujinon (Shenzhen) Technologies Co., Ltd.and Fusheng Industrial Zone, Qiaotou Village, Fuyong Town, Bao'an District, Shenzhen City, Guangdong Province.

21*      List of Subsidiaries.

31.1+    Section 302 Certification of the Sarbanes-Oxley Act of 2002.

31.2+    Section 302 Certification of the Sarbanes-Oxley Act of 2002.

32.1+    Section 906 Certification of the Sarbanes-Oxley Act of 2002.

32.2+    Section 906 Certification of the Sarbanes-Oxley Act of 2002.

----------
+    Filed herewith.
* incorporated by reference from our Current Report on Form 8-K filed on February 12, 2010.
** incorporated by reference from our Current Report on Form 8-K filed on March 23, 2010.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HQ GLOBAL EDUCATION INC.


Date: November 29, 2010          /s/ Guangwen He
                                 -----------------------------------------------
                                 Guangwen He
                                 President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date
      ---------                           -----                       ----


/s/ Guangwen He                 President, Chief Executive     November 29, 2010
-----------------------------   Officer and Director
Name: Guangwen He


/s/ Yunjie Fang                 Chief Financial Officer        November 29, 2010
-----------------------------
Name: Yunjie Fang


/s/ Yabin Zhong                 Director                       November 29, 2010
-----------------------------
Name: Yabin Zhong


/s/ Junming Peng                Director                       November 29, 2010
-----------------------------
Name: Junming Peng


/s/ Shaozeng Wang               Director                       November 29, 2010
-----------------------------
Name: Shaozeng Wang


/s/  Erik Vonk                  Director                       November 29, 2010
-----------------------------
Name: Erik Vonk