Form 10-Q
period 2010-11-30
HQ Global Education Inc.
filed 2011-01-14
CIK 1430872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2010

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

           27th Floor, BOBO Fortune Center, No.368, South Furong Road,
                      Changsha City, Hunan Province, 410007
                           People's Republic of China
                    (Address of principal executive offices)

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

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 14, 2011, 33,000,000 shares of the Company's common stock, $0.0001 par value, were issued and outstanding.

                            HQ GLOBAL EDUCATION INC.
                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements                3

     Condensed Consolidated Balance Sheets as of November 30, 2010 and
     August 31, 2010                                                          3

     Condensed Consolidated Statements of Income and Comprehensive
     Income for the three months ended November 30, 2010 and 2009             4

     Condensed Consolidated Statements of Cash Flows for the three months
     ended November 30, 2010 and 2009                                         5

     Notes to Condensed Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          27

Item 4.  Controls and Procedures                                             27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28

Item 1A. Risk Factors                                                        28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 3.  Defaults Upon Senior Securities                                     28

Item 4.  (REMOVED AND RESERVED)                                              28

Item 5.  Other Information                                                   28

Item 6.  Exhibits                                                            29

SIGNATURES                                                                   29

                          PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                            HQ GLOBAL EDUCATION INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            November 30,           August 31,
                                                                                2010                  2010
                                                                            ------------          ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $  9,798,855          $  5,225,764
  Accounts receivable                                                         10,524,328             9,023,824
  Other receivables                                                            1,339,009                40,972
  Inventory                                                                      460,959               674,200
  Advances to vendors                                                          1,874,313               552,344
                                                                            ------------          ------------
      Total current assets                                                    23,997,464            15,517,104

PROPERTY AND EQUIPMENT, NET                                                   31,618,255            29,009,794

INTANGIBLE ASSETS, NET                                                         2,059,593             2,029,519
                                                                            ------------          ------------

      TOTAL ASSETS                                                          $ 57,675,312          $ 46,556,417
                                                                            ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loans                                                          $  1,342,427          $  1,314,744
  Long-term loans - current portion                                              652,465               235,038
  Accounts payable                                                             2,057,023             2,278,346
  Payroll tax payable                                                             14,277                 3,232
  Payroll payable                                                                571,056               341,098
  Unearned revenues                                                            4,718,248                    --
  Due to shareholder - current portion                                            46,666                    --
  Other payables and accrued liabilities                                         855,961               850,905
                                                                            ------------          ------------
      Total current liabilities                                               10,258,123             5,023,363

Long-term loans, less current portion                                                 --               477,421
                                                                            ------------          ------------
Due to shareholder, net of current portion                                       310,000               310,000
                                                                            ------------          ------------
Other long-term payables                                                          98,310                96,757
                                                                            ------------          ------------
      TOTAL LIABILITIES                                                       10,666,433             5,907,541
                                                                            ------------          ------------
COMMITMENTS AND  CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 40,000,000 shares authorized,
    none issued and outstanding                                                       --                    --
  Common Stock, $0.0001 par value 100,000,000 shares authorized,
    33,000,000 shares issued and outstanding
     at November 30, 2010 and August 31, 2010                                      3,300                 3,300
  Additional paid-in capital                                                   1,226,674             1,226,674
  Accumulated other comprehensive income                                       2,661,151             1,785,928
  Statutory reserve                                                           11,720,727            10,339,551
  Retained earnings                                                           31,397,027            27,293,423
                                                                            ------------          ------------
      Total shareholders' equity                                              47,008,879            40,648,876
                                                                            ------------          ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 57,675,312          $ 46,556,417
                                                                            ============          ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       For the three months ended
                                                              November 30,
                                                       2010                  2009
                                                   ------------          ------------
Revenues
  Fee based                                        $ 12,198,708          $  8,798,076
  Service based                                       4,443,050             4,211,002
                                                   ------------          ------------
                                                     16,641,758            13,009,078
                                                   ------------          ------------
Cost of revenues
  Fee based                                          (6,177,728)           (4,293,119)
  Service based                                      (3,970,014)           (3,565,373)
                                                   ------------          ------------
                                                    (10,147,742)           (7,858,492)
                                                   ------------          ------------
Gross profit                                          6,494,016             5,150,586

Selling expenses                                       (169,225)             (136,094)
General and administrative expenses                    (780,402)             (451,564)
                                                   ------------          ------------
Income from operations                                5,544,389             4,562,928

Other expenses
  Interest expenses                                     (30,574)              (19,361)
  Other expenses                                        (29,035)             (969,397)
                                                   ------------          ------------
      Total other expenses                              (59,609)             (988,758)
                                                   ------------          ------------

Income before income taxes                            5,484,780             3,574,170
Provision for income taxes                                   --                    --
                                                   ------------          ------------
Net income                                            5,484,780             3,574,170
                                                   ------------          ------------
Other comprehensive income
  Foreign currency translation income                   875,223                13,865
                                                   ------------          ------------

Comprehensive Income                               $  6,360,003          $  3,588,035
                                                   ============          ============

Basic and diluted income per common share          $       0.17          $       0.17
                                                   ============          ============
Basic and diluted weighted average
 common shares outstanding                           33,000,000            20,500,000
                                                   ============          ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the three months ended
                                                                                   November 30,
                                                                            2010                  2009
                                                                        ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  5,484,780          $  3,574,170
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           576,556               391,099
     Loss on retirement of property & equipment                                   --               969,397
  Changes in assets and liabilities
  (Increase) decrease in -
     Accounts receivable                                                  (1,306,289)           (2,503,233)
     Other receivables                                                    (1,288,187)              (53,285)
     Inventory                                                               226,707             1,452,210
  Increase (decrease) in -
     Accounts payable                                                       (268,430)             (129,549)
     Payroll Payable                                                         222,059               192,497
     Taxes payable                                                            10,942                 8,777
     Unearned revenues                                                     4,703,089             3,349,022
     Other payables and accrued liabilities                                  (13,302)              113,781
                                                                        ------------          ------------
           Net cash provided by operating activities                       8,347,925             7,364,886
                                                                        ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible assets                                                --               (30,758)
  Acquisition of property & equipment                                     (2,555,154)           (6,395,032)
  Advances to vendors - construction in progress                          (1,306,128)                   --
                                                                        ------------          ------------
           Net cash used in investing activities                          (3,861,282)           (6,425,790)
                                                                        ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long term loan                                               (74,755)              (58,586)
  Proceeds from loans to related party                                            --               878,789
  Due to shareholder                                                          46,666                    --
                                                                        ------------          ------------
           Net cash provided by (used in) financing activities               (28,089)              820,203
                                                                        ------------          ------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS                    114,537                 2,060

NET INCREASE IN CASH & CASH EQUIVALENTS                                    4,573,091             1,761,359

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,225,764             3,848,040
                                                                        ------------          ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                  $  9,798,855          $  5,609,399
                                                                        ============          ============
Supplemental disclosures of cash flow information:
  Interest paid                                                         $     30,665          $     27,155
                                                                        ============          ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                            HQ GLOBAL EDUCATION INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

HQ Global Education Inc. ("the Company"), provides a wide range of educational programs and services through vocational schools, consisting primarily of customized education programs for various vocational skills and vocational training services to a varied student population throughout the People's Republic of China.

The Company, formerly known as Green Star Mining Corp., was incorporated under the laws of the State of Delaware on January 22, 2008. On February 8, 2010, the Company acquired all of the outstanding capital stock of Risetime Group Limited ("Risetime"), a BVI business company incorporated in British Virgin Islands on December 17, 2007. Risetime owns 100% of the equity of Xiangtan Nicestar
Business Administration Co., Ltd. ("Xiangtan Nicestar") through its 100% subsidiary, Global Education International Ltd. ("GEI"), an investment holding company incorporated in Hong Kong on November 15, 2007. Xiangtan Nicestar is a wholly foreign-owned enterprise incorporated in Xiangtan City, Hunan Province, People's Republic of China ("PRC") on September 30, 2009 and is primarily engaged in providing business administration, planning and consulting services. Substantially all Risetime and GEI's operations are conducted in China through Xiangtan Nicestar, and through contractual arrangements with Xiangtan Nicestar's consolidated affiliated entities in China, including Hunan Oya Education Technology Co., Ltd. ("Oya") and Oya's subsidiaries and variable interest entities ("VIEs"). Oya is a company incorporated in Changsha City, Hunan Province, PRC on November 20, 2008 and is primarily engaged in providing vocational education service and vocational skills training service.

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

As a result of these contractual arrangements, which obligate Oya to absorb a majority of the risk of loss from Changsha Huanqiu and Shaoshan Huanqiu's activities and enable Oya to receive a majority of its expected residual returns, Oya accounts for Changsha Huanqiu and Shaoshan Huanqiu as variable interest entities under ASC 810-10, "Consolidation". Accordingly, Oya has included the accounts of Changsha Huanqiu and Shaoshan Huanqiu in its consolidated financial statements. For the same reason, Xiangtan Nicestar accounts for Oya as a VIE and includes Oya's accounts in its consolidated financial statements.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2010. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The condensed consolidated financial statements include the financial statements of the Company, Risetime, GEI, Xiangtan Nicestar, Oya, as well as Oya's subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

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

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains uninsured cash and cash equivalents with various banks in the PRC. The Company has not experienced any losses to date as a result of this policy.

ACCOUNTS RECEIVABLE

Accounts receivable consist of balances receivable for the charges of education services provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. As of November 30, 2010 and August 31, 2010, total accounts receivable were $10,524,328 and $9,023,824 respectively, of which, $8,339,334 and $6,946,895 were tuition fees due from governmental organizations and associations under the impoverished student aid programs for the periods ended November 30, 2010 and August 31, 2010.

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of November 30, 2010 and August 31, 2010, the allowance for doubtful accounts was $-0-.

INVENTORIES

Inventories are stated at the lower of cost and market value. Cost is calculated using the weighted average method. The Company estimates the write-down of excessive, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. As of November 30, 2010 and August 31, 2010, no reserve was considered necessary.

ADVANCES TO VENDORS

Advances to vendors consist of balances paid for materials for construction of classrooms and related teaching facilities that have not been provided to or received by the Company. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if facts and circumstances indicate that the collectability of the services and materials become doubtful. The Company has determined that no reserve is necessary as of November 30, 2010 and August 31, 2010.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the property and equipment have been put into operation, such as repairs and maintenance and overhaul costs, are charged to operations in the period in which they are incurred.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Estimated useful lives of the assets are as follows:

Teaching and dormitory facilities                  10-30 years
Educational equipments and books                   5 years
Office equipments and other equipments             5 years
Automobiles                                        5 years

Any gain or loss on disposal or retirement of property and equipment represents the difference between the net sales proceeds and the carrying amount of the asset, and is recognized in the statements of incomes in the period it occurred.

CONSTRUCTION-IN-PROGRESS

The Company constructs certain properties and equipment to be used in its operations. External costs directly related to the construction of such assets, including equipment installation and shipping costs, are also capitalized. Depreciation expense is not recorded on construction-in-progress until such assets are placed in service.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Under ASC 350, intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Intangible assets with a finite useful life are amortized over their useful lives.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the three months ended November 30, 2010 and 2009.

UNEARNED REVENUES

Unearned revenues represent amounts received in advance for tuition and service fees. The Company recognizes these funds as a current liability until the revenue can be recognized. The balance of unearned revenues is not refundable.

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

COST OF REVENUES

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

INCOME TAXES

The Company did not generate any taxable income outside of the PRC for the three months ended November 30, 2010 and 2009 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company had no deferred tax items as of November 30, 2010 and August 31, 2010.

COMPREHENSIVE INCOME

ASC 220, "Comprehensive Income" requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income represents income that arose from the changes in foreign currency exchange rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable, other payables and accrued liabilities, unearned revenues, and short-term loans payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of long-term loans also approximate their recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

EARNINGS PER SHARE

Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS includes the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company does not have any potential diluted shares outstanding as of November 30, 2010 and August 31, 2010.

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

FOREIGN CURRENCY TRANSLATION

The Company's condensed consolidated financial statements are presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"). The condensed consolidated financial statements of the Company have been translated into U.S. dollars. The financial statements are first prepared in RMB and then are translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

                              November 30,       August 31,      November 30,
                                 2010               2010            2009
                                ------             ------          ------
Period end exchange
 rate (RMB: US$)                6.6670             6.8074          6.8271
Average exchange rate
 for the period (RMB: US$)      6.6885             6.8178          6.8276

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses which were included in selling expenses amounted to $2,007 and $3,723 for the three months ended November 30, 2010 and 2009, respectively.

OPERATING LEASES

The Company leases offices, classrooms, and warehouse facilities under operating leases. Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Rental payables under operating lease are recognized as expense on a straight-line basis over the lease term.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2010, ASC Update No. 2010-19 Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). In this update the staff clarifies that upon application of highly inflationary accounting registrants must follow the accounting outlined in paragraph ASC 830-10-45-11, which states that "the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if the functional currency were the reporting currency. Specifically, the disclosure requirements at year end and interim period when the reported balances in an entity's financial statements that are differ from their underlying U.S. Dollar denominated values. This update is effective on March 18, 2010, the date of the announcement by the Staff of the SEC . This update does not have a material effect on the Company's unaudited condensed consolidated financial statements.

In March 2010, ASC Update No. 2010-13,  Compensation--Stock  Compensation (Topic
718): "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades--a consensus of the FASB Emerging Issues Task Force." This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and
(3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

NOTE 3. INVENTORY

Inventory consists of the following:

                                                As of            As of
                                             November 30,      August 31,
                                                2010              2010
                                              --------          --------
    Course materials                          $ 74,212          $  6,052
    Logistic supplies                           60,534           193,172
    Office supplies                             15,313             7,683
    Other materials and supplies                93,265           244,275
    Textbooks (1)                              217,635           223,018
                                              --------          --------

          Total                               $460,959          $674,200
                                              ========          ========

(1) Textbooks sold to students at the beginning of each semester are recognized as inventory, and books which belong to each school and stored in libraries are long-lived assets and are recognized as property and equipment.

NOTE 4. RELATED PARTY TRANSACTIONS

The balance due to shareholder consists of the following:

                                                As of            As of
                                             November 30,      August 31,
                                                2010              2010
                                              --------          --------
    Loan from Mr. He Guangwen (1)             $310,000          $310,000
    Rental and other expenses payable to
      Mr. He Guangwen (2)                       46,666                --
                                              --------          --------
    Total                                      356,666           310,000
    Less current portion                        46,666                --
                                              --------          --------

    Long-term portion                         $310,000          $310,000
                                              ========          ========

(1)  The loan from Mr. He  Guangwen,  a major  shareholder  of the  Company,  is unsecured, bears no interest, with term of two years and is payable on February 28, 2012.
(2) The Company rents office facilities from Mr. He Guangwen under a fifteen-year agreement for annual rental of US$ 74,996.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                             As of                  As of
                                          November 30,            August 31,
                                              2010                   2010
                                          ------------           ------------
Teaching and dormitory facilities         $ 14,515,396           $ 14,216,065
Educational equipment and books              3,972,396              3,777,296
Office equipment and other equipment         5,579,055              3,923,700
Automobiles                                    300,379                294,185
Leasehold improvement                          107,095                     --
                                          ------------           ------------
                                            24,474,321             22,211,246

Less: accumulated depreciation              (7,394,152)            (6,686,419)

Add: Construction in progress               14,538,086             13,484,967
                                          ------------           ------------

                                          $ 31,618,255           $ 29,009,794
                                          ============           ============

Depreciation expense for the three months ended November 30, 2010 and 2009 was $563,937 and $385,423, respectively.

NOTE 6. INTANGIBLE ASSETS, NET

As of November 30, 2010 and August 31, 2010, intangible assets consist of land use rights, which are recorded at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated useful lives, which is generally 50 years and represents the shorter of the estimated usage periods or the terms of the agreements. The details of land use rights are as follows:

                                             As of                  As of
                                          November 30,            August 31,
                                              2010                   2010
                                          ------------           ------------
Land use rights                           $  2,189,009           $  2,143,868
Less: accumulated amortization                (129,416)              (114,349)
                                          ------------           ------------

Land use rights, net                      $  2,059,593           $  2,029,519
                                          ============           ============

Amortization expenses for the land use rights totaled $12,619 and $5,676 for the three months ended November 30, 2010 and 2009, respectively.

NOTE 7. SHORT-TERM LOANS

As at November 30, 2010, the short-term borrowings consisted of four loans. Two loans of $299,984 (RMB 2,000,000) and $449,975 (RMB 3,000,000) were borrowed from Changsha Foundation for Education. The two loans were unsecured and bore interest at 5% and 6% per annum, and are repayable on March 17, 2011 and July 15, 2011, respectively.

In addition to the loans mentioned above, the Company entered into two short-term bank loan arrangements. One loan in the amount of $292,484 (RMB1,950,000) was borrowed from Ningxiang Rural Credit Cooperative Union. The loan bears an interest at 8.50% per annum due on December 13, 2010. This loan was secured by a land use right of the Company with the cost of $433,254, and was repaid on December 28, 2010. Another loan amounted to $299,984 (RMB2,000,000) was borrowed from China Construction Bank Shaoshan Branch, bears an interest at 5.84% per annum and due on March 23, 2011 and was secured by a land use right of the Company with cost of $561,963.

NOTE 8. LONG-TERM LOANS

The details of long-term loans outstanding as at November 30, 2010, which are borrowed as operating funds, are as follows:

                                                                              Interest
            Lender                                       Term                   rate                Principal
            ------                                       ----                   ----                ---------
                                                 From              To                          RMB              US$
                                                 ----              --                          ---              ---
LONG-TERM LOAN - CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union   Sep 1, 2009       Aug 21, 2011      8.64%       1,600,000        239,987
  Ningxiang Rural Credit Cooperative Union   Nov 25, 2008      Nov 13, 2011     10.80%       1,350,000        202,489
  Ningxiang Rural Credit Cooperative Union   Nov 25, 2008      Nov 13, 2011     10.80%       1,400,000        209,989
                                                                                             ---------        -------
                                                                                             4,350,000        652,465

The details of long-term loans outstanding as at August 31, 2010 are as follows:

                                                                              Interest
            Lender                                       Term                   rate                Principal
            ------                                       ----                   ----                ---------
                                                 From              To                          RMB              US$
                                                 ----              --                          ---              ---
LONG-TERM LOAN - CURRENT PORTION
  Ningxiang Rural Credit Cooperative Union   Sep 1, 2009       Aug 21, 2011      8.64%       1,600,000        235,038
                                                                                             ---------        -------
                                                                                             1,600,000        235,038
Long-term loan - Non-Current Portion
  Changsha Foundation for Education          Jul 26, 2010      Oct 25, 2011      8.40%         500,000         73,450
  Ningxiang Rural Credit Cooperative Union   Nov 25, 2008      Nov 13, 2011     10.80%       1,350,000        198,313
  Ningxiang Rural Credit Cooperative Union   Nov 25, 2008      Nov 13, 2011     10.80%       1,400,000        205,658
                                                                                             ---------        -------
                                                                                             3,250,000        477,421

The  loans  borrowed  from  Ningxiang  Rural  Credit   Cooperative   Union  were
collateralized by the buildings with an aggregate cost of $1,071,163 and land use rights with an aggregate cost of $46,768.

The $73,450 loan was repaid in October 2010. For the three months ended November 30, 2010 and 2009, the Company incurred $35,766 and $24,381 interest on the above loans respectively.

NOTE 9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consist of the following:

                                                     As of            As of
                                                  November 31,      August 31,
                                                     2010              2010
                                                   --------          --------
  Staff welfare payable                            $ 77,910          $ 67,713
  Deposit as guarantee of performance for
   campus construction                              543,022           531,824
  Others                                            235,029           251,368
                                                   --------          --------

      Total                                        $855,961          $850,905
                                                   ========          ========

NOTE 10. TAXES

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

The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. According to Law of the PRC on Promotion of Privately-run Schools, implemented from September 1, 2003, and the Notice of Tax Policy for Education Activities, issued and became effective on February 5, 2004, some specific enterprises, organizations and schools could enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As long as the operation of the Company meets the requirements of these regulations, the Company is therefore exempt from business tax and income tax.

No income tax and business tax were provided for the reporting period in accordance with the regulations of the relevant taxing authorities.

The Company was incorporated in the United States and, accordingly, is governed by the income tax laws of the United States. The Company incurred a net operating loss for U.S. income tax purposes. This loss carry forward, which may be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. The net operating loss gives rise to a deferred tax asset. However, management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at the balance sheet dates against its deferred tax asset. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance at November 30, 2010 was the same as August 31, 2010. There was no valuation allowance set up for the three months ended November 30 2009.

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

On November 23, 2009, the Company approved a 5-for-1 forward stock split of all issued and outstanding shares of common stock of the Company. On November 25, 2009, the Financial Industry Regulatory Authority ("FINRA") approved the Company's application for forward stock split applicant. As a result, effective on December 7, 2009 and prior to the Share Exchange consummated on February 8, 2010, the Company had a total of 12,500,000 shares of common stock issued and outstanding, and the accompany financial statements have been retroactively restated to reflect the stock split as of November 30, 2009.

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

(B) PREFERRED STOCK

On December 31, 2009, the Board of Directors of the Company authorized 40,000,000 shares of preferred stock at par value of $0.001. As of November 30, 2010 and August 31, 2010, there was no preferred stock issued and outstanding.

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

For the three months ended November 30, 2010 and 2009, the Company has made appropriations in the amount of $1,381,176 and $893,542 to this statutory reserve, respectively. As of November 30, 2010 and August 31, 2010, the balances of the statutory reserve were $11,720,727 and $10,339,551, respectively.

NOTE 12. SEGMENT INFORMATION

In accordance with ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is mainly engaged in providing vocational education service and vocational skills training service. The Company's chief operating decision maker ("CODM") has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments which are Vocational Education, Order-oriented Service, and Campus services. These three operating segments are also identified as reportable segments. The Company adjusted its operating segments and has reclassified results of all periods presented to conform to the revised operating segments disclosures as of November 30, 2010 and 2009.

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

For the three months ended November 30, 2010

                                    Vocational       Order-oriented         Campus          Unallocated
                                    Education            Service           Services           Amounts          Consolidated
                                    ---------            -------           --------           -------          ------------
Net revenues                        10,191,687          2,007,021          4,443,050                 --         16,641,758
Cost of revenues                     6,059,548            118,180          3,970,014                 --         10,147,742
                                    ----------         ----------         ----------         ----------         ----------
Gross profit                         4,132,139          1,888,841            473,036                 --          6,494,016

Depreciation and amortization          354,133                 11            175,131             47,281            576,556
Total capital expenditures             124,633                 --             26,585          3,710,064          3,861,282


For the three months ended November 30, 2009

                                    Vocational       Order-oriented         Campus          Unallocated
                                    Education            Service           Services           Amounts          Consolidated
                                    ---------            -------           --------           -------          ------------
Net revenues                         7,882,440            915,636          4,211,002                 --         13,009,078
Cost of revenues                     4,256,897             36,222          3,565,373                 --          7,858,492
                                    ----------         ----------         ----------         ----------         ----------
Gross profit                         3,625,543            879,414            645,629                 --          5,150,586

Depreciation and amortization          318,284                 17             52,060             20,738            391,099
Total capital expenditures           1,492,887                 --             42,101          4,890,802          6,425,790

NOTE 13. MAINLAND CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION

Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain social welfare benefits are provided to qualified employees. PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; hence, the Group has no further commitments beyond its monthly contributions. The total contributions for such employee benefits were $111,263 and $82,415 for the three months ended November 30, 2010 and 2009, respectively.

NOTE 14. SUBSEQUENT EVENT

The Company paid down the short-term portion of the long-term loans in the amount of $292,484 (RMB $1,950,000) on December 28, 2010. Concurrently, the Company entered into another short-term loan arrangement in an amount of RMB $1,550,000 bearing an annual interest rate of 7.47% with a term from December 28, 2010 to December 27, 2011.

On January 5, 2011, the Company entered into a loan agreement with the Chief Executive Officer of the Company, whereby the Company will obtain an interest free loan with a 3 year term for the purpose of business expansion. The total loan amount has not yet been determined as of the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate,""estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report or other reports or documents we file with the Securities and Exchange Commission from time to time. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K filed with Securities and Exchange Commission on November 29, 2010.

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

We are a leading vocational education service provider in China. We offer a wide range of educational programs and services through vocational secondary schools under "Customized Education" mode. Our business mainly focuses on various vocational skills training programs, remote network education, school logistic services, human resource services and development of educational materials. Our students come from 25 provinces and 26 ethic groups, including graduates from junior high schools, senior high schools and junior colleges, unemployed people and rural labor force.

Since becoming a member of the World Trade Organization, China has become one of the top destinations for foreign direct investments. As the growth of the domestic economy accelerates, demand for skilled workers and technicians has increased dramatically. To facilitate the training and education to meet such a growing demand, the Chinese government has issued several laws and regulations such as "Vocational Education Law of the People's Republic of China", "Regulations of the People's Republic of China on Sino-Foreign Joint Ventures and Cooperation in School Education", "Law of the People's Republic of China on the Promotion of School Education" and "State Guidelines for Medium-to-long-term Education Reform and Development Plan" to enhance the development of the vocational education industry. Under these preferential policies, we have experienced significant and stable growth in our business in recent years. We have established cooperative relationship with 128 enterprises. We supply our trained students to these enterprises and make various training courses available to their employees. These cooperative enterprises are mainly located in the economic centers of China, which cover, Yangtze River Delta, the Pearl River Delta, and many inland provinces in China. HQ Global has become increasingly renowned throughout China for its superior training to meet employer needs and its successful production of outstanding skilled workers who are highly sought after in the market place. As of November 30, 2010, the placement rate remained 100% for the students who graduated from our vocational programs and the supply is still inadequate to meet the demand.

OPERATIONS

Mr. Guangwen He is the founder and CEO of Oya Education Technology Co., Ltd., Changsha HQ Global Vocational School and Shaoshan HQ Global Technical School. He has been engaged in vocational education and related investments since 1994. In China, "Order-oriented Education", or customized education, was initially created by Mr. Guangwen He and currently is our main operation mode. Order-oriented Education refers to the vocational training that is tailor made to meet the requirements of the prospective employers. Under Order-oriented Education, we combine the cultivation targets with the specific needs of enterprises, curriculums with industry production process, vocational training with position requirements. We create qualified students in compliance with the requirements of the industry. At this stage, our revenue is mostly derived from the students' tuition and is recognized proportionately within the semester.

We divide our teaching calendar into two semesters per year. The first and second semester for fiscal year 2010 lasted from September 2009 to January 2010 and from March 2010 to August 2010 (including two-month summer break), respectively. Our most recent teaching semester is from September 2010 to January 2011. During this semester, we offer approximately 60 programs under 17 categories to 37,408 students.

During the winter and summer breaks, off-campus internships are provided to students. Our teachers work as the team leaders for these students who are sent to different enterprises in groups. Such field practice help students understand the business, the production process, management model and position requirements. As a result, students are prepared for their position without further training once they are placed with the enterprise clients.

We receive commissions from the enterprise clients for placing intern students with them. The amount of the commission is based on the number of students an enterprise client receives. We also receive management fees from the intern students at a monthly fixed rate based on the duration of their internship. Such revenue is recognized upon the completion of the internship arrangement. Upon graduation, eligible students are usually hired by the same enterprise client with which they interned. In such instances, we will receive placement fees from the students and service fees from enterprise clients. Such revenue is recognized upon the completion of all the services related to the job placement.

"Order-oriented Education" reflects the resource sharing between schools and enterprises. It benefits our students in their job hunting endeavors after graduation. As a consequence, student recruitment witnessed a significant expansion in recent years for our ten (10) schools that are located in Shaoshan, Changsha and Shaoyang of Hunan Province, and in Lushan, Shimian, Tianquan and Yingjing of Sichuan Province, and in Tianzhen of Shanxi Province, respectively. To carry out the customized training program, we established cooperative relationships with 128 enterprises as of November 30, 2010, including Fuji Xerox Technology (Shenzhen) Co., Ltd., Flextronics (Zhuhai) Co., Ltd., Dongguan Master Electronics Co., Ltd., ASUSTeK Computer (Shenzhen) Inc., Shanghai Inventec Co., Ltd., among many others.

PROSPECT

Under economic globalization, enterprises in China are expanding faster than ever and this has resulted in a serious shortage of labor force. According to the Secondary Vocational Education Innovation and Development Plan (Year 2010-2012) issued on November 27, 2010 by the Ministry of Education, in the coming three years, about 20 million skilled workers will be trained and they will become driving force for social and economic development. A study conducted by National Institute for Educational Research showed that the shortage of technical talents will range from 17.46 million to 26.65 million by the end of 2010. This provides a huge expansion space for the vocational education in the mainland of China and provides desirable opportunities for the development of our business.

To achieve stable, sustainable and fast development, HQ Global has formed ten business divisions to integrate market educational resources. Each department has an experienced manager responsible for its operation and will complete its integration in the fiscal year 2011. We will start to assess the performance of these ten business divisions in the fiscal year 2011 and expect to see their great vitality in the reports for the fiscal year 2011. These business divisions are as follows:

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 2 of the Notes to consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The unaudited condensed consolidated financial statements include the financial statements of the Company, Risetime, GEI, Xiangtan Nicestar, Oya, as well as Oya's subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

At November 30, 2010, we determined that we are the primary beneficiary of Oya based on the ongoing reassessments, taking into consideration of our economic control over Oya; the existing contractual relationship in which all of Oya's activities either involve or are conducted on our behalf, and we have the obligations to absorb Oya's expected returns and losses.

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's unaudited condensed consolidated financial instruments include cash and cash equivalents, accounts receivable, advances to vendors, other receivables, accounts payable, accrued expenses, taxes payable, other payables and accrued liabilities, unearned revenues, notes payable and loans payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of long-term loans also approximate their recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. If we were to apply a hypothetical increase of 1% in estimating allowance for doubtful accounts for the period and year ended November 30, 2010 and August 31, 2010, respectively, the provision for bad debt expenses would increase by $105,243 and $90,238, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets as of November 30, 2010 and August 31, 2010.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Under ASC 350, other intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Intangible assets with a finite useful life are amortized over their useful lives. Intangible assets consist of land use rights which are granted by PRC government for a term of 50 years. The Company does not have any indefinite -lived intangible assets as of November 30, 2010 and August 31, 2010.

INCOME TAX

The Company did not generate any taxable income outside of the PRC for the three months ended November 30, 2010 and 2009 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. In the event the PRC government determines that the Company is no longer exempt from income taxes, the Company would be subject to a statutory tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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

* Vocational education services are our main business currently and we provide a wide range of programs through our vocational secondary schools. Fee based revenues from vocational education services primarily consist of student tuition and fees derived from the programs we offer and collected from students based on the fee standards that filed and approved by the related local authorities;
* Revenue generated from Order-oriented services mainly consist of fees we collected from students and enterprises sponsors related to campus internship arrangement and job placement services;
* Revenue generated from Campus services primarily consist of canteen services and grocery sales provided to our students.

We adjusted our operating segments and have reclassified results of all periods presented to conform to the revised operating segments disclosures for the three months ended November 30, 2010 and 2009.

Results of operations are a general reflection of our experience in providing customized educational programs, the operation time of our schools, the reputation of our schools, the scalability of our schools and the total number of students, all of which demonstrated a growth trend in the past years and are expected to expand in the future. Our expansion can be reflected specifically in the increase of our student enrollment, the development of new customized educational programs, the cooperation with more target employers, the education appropriations from local government for running new schools. It also will be reflected in our return from the investment on new business in the future. The number of students increased from 32,238 in the first semester of fiscal year 2010 to 37,408 in the first semester of fiscal year 2011.

The following table summarizes our unaudited consolidated operating results for the three months ended November 30, 2010 and 2009, respectively:

                                   For the three months ended                    Comparison
                                          November 30,                    -------------------------
                                   2010                 2009              Amount            Percent
                                   ----                 ----              ------            -------
                                    US$                  US$                US$                %
Revenues
  Fee based                      12,198,708           8,798,076          3,400,632           38.65
  Service based                   4,443,050           4,211,002            232,048            5.51
                                -----------         -----------        -----------          ------
                                 16,641,758          13,009,078          3,632,680           27.92
                                -----------         -----------        -----------          ------

Cost of revenues
  Fee based                      (6,177,728)         (4,293,119)        (1,884,609)          43.90
  Service based                  (3,970,014)         (3,565,373)          (404,641)          11.35
                                -----------         -----------        -----------          ------
                                (10,147,742)         (7,858,492)        (2,289,250)          29.13
                                -----------         -----------        -----------          ------

Gross profit                      6,494,016           5,150,586          1,343,430           26.08

Selling expenses                   (169,225)           (136,094)           (33,131)          24.34
G&A expenses                       (780,402)           (451,564)          (328,838)          72.82
                                -----------         -----------        -----------          ------

Income from operations            5,544,389           4,562,928            981,461           21.51

Other expenses                      (59,609)           (988,758)           929,149          (93.97)

Income taxes                             --                  --                 --              --
                                -----------         -----------        -----------          ------

Net income                        5,484,780           3,574,170          1,910,610           53.46
                                ===========         ===========        ===========          ======

In line with the business expansion, both revenue and profit have demonstrated significant growth in these periods. For the three months ended November 30, 2010, we achieved total revenue of $16,641,758, representing an increase of $3,632,680 or 27.92% as compared to $13,009,078 for the three months ended November 30, 2009. The significant increase in revenue was mainly attributable to the expansion of our operation. Our net income for the three months ended November 30, 2010 was $5,484,780, representing an increase of $1,910,610 or 53.46% as compared to $3,574,170 for the three months ended November 30, 2009.

REVENUES, COST OF REVENUES AND GROSS PROFIT BY SEGMENT


Revenues for the three months ended November 30, 2010 and 2009

                                                       Revenues                                Comparison
                                               --------------------------               -------------------------
                                                           For the three months ended November 30,
                                               2010                  2009               Amount         Percentage
                                               ----                  ----               ------         ----------
Vocational Education - fee based            $10,191,687          $ 7,882,440          $ 2,309,247           29%
Order-oriented service - fee based            2,007,021              915,636            1,091,385          119%
Campus Services - service based               4,443,050            4,211,002              232,048            6%
                                            -----------          -----------          -----------

Total                                       $16,641,758          $13,009,078          $ 3,632,680           28%
                                            ===========          ===========          ===========

Cost of revenues for the three months ended November 30, 2010 and 2009

                                                   Cost of Revenues                             Comparison
                                               --------------------------               -------------------------
                                                           For the three months ended November 30,
                                               2010                  2009               Amount         Percentage
                                               ----                  ----               ------         ----------
Vocational Education - fee based            $ 6,059,548          $ 4,256,897          $ 1,802,651           42%
Order-oriented service - fee based              118,180               36,222               81,958          226%
Campus Services - service based               3,970,014            3,565,373              404,641           11%
                                            -----------          -----------          -----------

Total                                       $10,147,742          $ 7,858,492          $ 2,289,250           29%
                                            ===========          ===========          ===========

Gross profit for the three months ended November 30, 2010 and 2009

                                                      Gross profit                             Comparison
                                               --------------------------               -------------------------
                                                           For the three months ended November 30,
                                               2010                  2009               Amount         Percentage
                                               ----                  ----               ------         ----------
Vocational Education - fee based            $ 4,132,139          $ 3,625,543          $   506,596           14%
Order-oriented service - fee based            1,888,841              879,414            1,009,427          115%
Campus Services - service based                 473,036              645,629             (172,593)         (27)%
                                            -----------          -----------          -----------

Total                                       $ 6,494,016          $ 5,150,586          $ 1,343,430           26%
                                            ===========          ===========          ===========

(1) Revenues from vocational education services primarily consist of student tuition and fees derived from the programs we offer and collected from students based on the fee standards that filed and approved by the related local authorities. For the three months ended November 30, 2010, total tuition and miscellaneous fees had an increase of 29% as compared to tuition and miscellaneous fees for the three months ended November 30, 2009. The increase was the result of increase in the student enrollments and the expansion of our business.

     * Our student enrollments increased to 37,408 as of November 30, 2010 as compared to 32,238 as of November 30, 2009, representing an increase of 5,170 or 16%. Our order-oriented education mode, excellent job placement rate and great reputation have attracted greater number of students to study in our schools.
     * In July 2010, Tianzhen Huangqiu Technical Secondary School invested by one of our VIEs - Hunan Oya Education Technology Co., Ltd (Oya) was founded at Tianzhen County, Datong City, Shanxi Province. On September 1, 2010, Tianzhen Huangqiu Technical Secondary School commenced operation and it contributed $432,513 to our total revenue for the three months ended November 30, 2010.
     *    Our tuition  standards  for the programs -  Application  of Electronic
          Technology, Mold Design and Manufacture, Computer and Computer Application, Application of Numerical Control Technology, Computer Software Engineering and Tourism and Hotel Management of the schools in Hunan province for the first semester of fiscal year 2011 increased 3%-35% compared with the first semester of prior period. The increase in tuition standards also led to the increase in revenue.

     Cost of vocational education services mainly includes salary and welfare of teachers, depreciation of teaching facilities and educational equipment, maintenance, and other expenses. For the three months ended November 30, 2010 we incurred total cost of $6,059,548, representing an increase of 42% as compared to $4,256,897 for the three months ended November 30, 2009. The increase was mainly attributable to the following:

     * Increase in faculty and staff members in schools. The commencement of operation of the new school and the increase in student enrollment led to an increase in faculty and staff members. Besides, the Company increased the pay rates for teachers to improve their income levels. Therefore, salary and welfare for the first quarter of fiscal year 2011 increased 20.43% as compared with the amount for the same period of prior year.
     * Increase in cost of school-running cooperation. The Company has put more efforts in expanding the scale of continuing education in fiscal year 2011. For the three months ended November 30, 2010, the total number of students enrolled in "2+2" education program was 3,756, representing an increase of 112.56% when compared with the number of students for the same period of last year. This led to an increase of $475,972 or 128.24% in cost of school-running cooperation as compared with the three months ended November 30, 2010.
     * Increase in depreciation expenses. With the expansion of business and acquisition of assets including construction of buildings and acquisition of teaching facilities, related depreciation expenses increased accordingly. Depreciation expenses for the first quarter of fiscal yesr 2011 increased $180,973 or 51.48% when compared with depreciation expenses for the first quarter of fiscal year 2010.

(2) Order-oriented services refer to off-campus internship arrangement and job placement service provided to our students. Order-oriented service revenue for the three months ended November 30, 2010 was $2,007,021, representing an increase of $1,091,385 or 119% when compared to $915,636 for the three months ended November 30, 2009. The significant increase in our order-oriented education revenue is mainly attributable to the increase of fee rates we charged to our students and enterprises. The fixed management fees we charged to our student per month increased approximately 50%, and our commission fees charged to enterprise sponsors increased about 260% for the first quarter of fiscal 2011 compared with the same period of prior year.

     Cost of Order-oriented services mainly includes salary of teachers and staff, travel expenses of students from our schools to the enterprise clients, and management's travel and meeting expenses incurred with enterprise clients. The increase in fee standards and the stable cost per student led to an increase in gross margin of this service category for the three months ended November 30, 2010 when compared with the gross margin of such services for the same period of last year.

(3) Campus services primarily consist of canteen services and grocery sales. Due to the increase in the student enrollment, revenues from our campus services increased by $232,048 to $4,443,050, an increase of 6%, for the three months ended November 30, 2010 as compared to revenues of $4,211,002 for the three months ended November 30, 2009. Our management believes that going forward, in addition to the student enrollment factor, revenues from Campus services will also increase along with the increase in the service categories we provide to students.

     Cost of campus services primarily consist of staff salary, depreciation of property and equipment used in providing campus services, and cost of food. The prices of most categories of food and other goods rose significantly in fiscal year 2011. As a result, the gross profit margin of such service this quarter decreased 27% as compared to the same period of prior year.

OPERATING EXPENSES

We do not allocate selling, general and administrative expenses incurred at corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

SELLING EXPENSES

Our selling expenses primarily consist of expenses relating to advertising, salary and staff welfare, office expenses, travel expenses and entertainment for our marketing personnel. Our selling expenses increased by $33,131,from $136,094 for the three months ended November 30, 2009 to $169,225 for the three months ended November 30, 2010, an increase of 24.34%. The increase was primarily attributable to increase in staff compensation, travel and marketing expenses as a result of our business expansion.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses primarily consist of (i) compensation and benefits of management team, administrative staff (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees and (iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $328,838 from $451,564 for the three months ended November 30, 2009 to $780,402 for the three months ended November 30, 2010, representing an increase of 72.82%. The increase was mainly attributable to the following:

(1) Operation of new schools and increase in the student enrollment. Tianzhen HQ Vocational School commenced operations in September 2010 and we employed more management personnel for this new school. Meanwhile the increased student enrollment in other schools demanded additional management personnel. This led to an increase of $46,089 in salaries and welfare, representing an increase rate of 25%.
(2) The cost of being a public company. We went public in the first quarter of 2010. To build a strong management team, we hired more management staff which resulted in the increase of $97,529 in salaries, travel expenses and other related expenses.
(3) The professional service fees mainly including legal fees, audit fees, secretary service fees and consulting fee for financing service incurred in the three months ended November 30, 2010 was $177,748 while there is little consulting fee incurred in the same period of prior year, which led to an increase of 30.67% of general and administrative expenses when compared with the same period of prior year.

OTHER EXPENSES

Other expenses primarily consist of donation to Changsha Foundation for Education, fine for termination of office rental agreements and loss on disposal of property and equipment. Other expenses decreased $929,149 from $988,758 for the three months ended November 30, 2009 to $59,609 for the three months ended November 30, 2010. This decrease was mainly due to the disposition of aged equipment during the first fiscal quarter ended November 30, 2009, while there was no disposal of property and equipment during the three months ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash generated from our operating activities and short-term financing from banks in China.

As at November 30, 2010, our short-term borrowings consisted of four loans: (1) Two loans of $299,984 (RMB 2,000,000) and $449,975 (RMB 3,000,000) from Changsha
Foundation for Education, are unsecured and bore interest at 5% and 6% per annum, and are repayable on March 17, 2011 and July 15, 2011, respectively. (2) In addition to the loans mentioned above, we entered into two short-term bank loan arrangements. One loan in the amount of $292,484 (RMB1,950,000) was borrowed from Ningxiang Rural Credit Cooperative Union. The loan bears an interest at 8.50% per annum and due on December 13, 2010 and was secured by a land use right of the Company with the cost of $433,254. Another loan amounted to $299,984 (RMB2,000,000) was borrowed from China Construction Bank Shaoshan Branch, bears an interest at 5.84% per annum and due on March 23, 2011 and was secured by a land use right of the Company with cost of $561,963.

As at November 30, 2010, our long-term loans consisted of three loans from Ningxiang Rural Credit Cooperative Union with total amount of $652,465. The loans were collateralized by the buildings with an aggregate cost of $1,071,163 and land use rights with an aggregate cost of $46,768.

As of November 30, 2010, we have a loan payable in the amount of US$310,000 to Mr. He Guangwen, majority shareholder of the Company. The loan is unsecured, bears no interest, with term of two years and is payable on February 28, 2012.

As of November 30, 2010, our working capital was $47,417,189 and our cash balance was $9,798,855. We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.

OPERATING ACTIVITIES

For the three months ended November 30, 2010, the increase in net cash flows provided by operating activities was primarily attributable to an increase of $1,910,610 in our net income for the three months ended November 30, 2010 as compared to net income for the same period in 2009. With the increase in student enrollment and business expansion, we benefit from a steady and consistent flow of revenues from different operating divisions, and with the effective cost control, a steady increase in cash flows provided by operating activities is expected in future.

INVESTING ACTIVITIES

For the three months ended November 30, 2010, net cash flows used in investing activities were $3,861,282, representing a decrease of $2,564,508 as compared with the cash flows used in investing activities of $6,425,790 for the three months ended November 30, 2009. Cash used in investing activities is mainly for the construction of the buildings, the acquisition of school facilities and land use rights for Shaoshan Vocational Secondary School, Shaoyang Industrial Vocational Technical School, Sichuan Tianquan Vocational School and Sichuan Shimian Vocational School. The decrease in net cash flows used in investing activities was mainly due to the existing construction projects other than Shaoshan Vocational Secondary School were mostly paid for and new construction projects have not started as of November 30, 2010.

FINANCING ACTIVITIES

For the three months ended November 30, 2010, net cash flows used in financing activities were $28,089, representing a decrease of $848,292 in net cash provided by financing activities as compared with net cash provided by financing activities of $820,203 for the three months ended November 30, 2009. There was collection of loans from related party in the amount of $878,789 during the three months ended November 30, 2009, but during the three months ended November 30, 2010 there was only payment of one long-term loan in the amount of $74,755 and an additional loans from shareholder of $46,666. This resulted in the lower net cash flows provided by financing activities for the first fiscal quarter ended November 30, 2010.

FOREIGN CURRENCY TRANSLATION

The Company's financial information is presented in US dollars. The functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in the unaudited consolidated statements of operations as exchange gains, if any. The period end exchange rate as of November 30, 2010 was 6.6670, which decreased significantly compared with the exchange rate 6.8074 as of August 31, 2010. The average exchange rate for the three months ended November 30, 2010 of 6.6885, decreased significantly as compared with the exchange rate of 6.8276 for the same period of prior year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In  December,  2009,  FASB  issued ASU No.  2009-17,  Improvement  to  Financial
Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standard Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No.167, Amendments to FASB Interpretation No. 46
(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is required to adopt this guidance for the year ending August 31, 2011, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2010, ASC Update No. 2010-19 Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). In this update the staff clarifies that upon application of highly inflationary accounting registrants must follow the accounting outlined in paragraph ASC 830-10-45-11, which states that "the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if the functional currency were the reporting currency. Specifically, the disclosure requirements at year end and interim period when the reported balances in an entity's financial statements that are differ from their underlying U.S. Dollar denominated values. This update is effective on March 18, 2010, when announced by the Staff of the SEC. This update did not have a material effect on the Company's unaudited condensed consolidated financial statements.

In March 2010, ASC Update No. 2010-13,  Compensation--Stock  Compensation (Topic
718): "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades--a consensus of the FASB Emerging Issues Task Force." This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and
(3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

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

CONTINGENCIES

The Company is not currently a party to any legal proceedings, investigations or claim which in the opinion of our management is likely to have a material adverse effect on the business financial condition or result of operations. The Company has not recorded any legal contingencies as of November 30, 2010.

SUBSEQUENT EVENT

The Company paid down the short-term portion of the long term loans in the amount of $292,484 (RMB $1,950,000) on December 28, 2010. Concurrently, the Company entered into another short-term loan arrangement in an amount of RMB $1,550,000 bearing an annual interest rate of 7.47% with a term from December 28, 2010 to December 27, 2011.

On January 5, 2011, the Company entered into a loan agreement with the Chief Executive Officer of the Company, whereby the Company will obtain an interest free loan with a 3 year term for the purpose of business expansion. The total loan amount has not yet been determined as of the date of this report.

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

As of November 30, 2010, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, on the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company completed a reverse acquisition transaction on February 8, 2010, and the management of the Company is currently in the process of finalizing its procedures for internal controls over financial reporting. In addition, no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED).

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

January 14, 2011                HQ Global Education Inc.


                                By: /s/ Guangwen He
                                    --------------------------------------------
                                    Guangwen He
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Yunjie Fang
                                    --------------------------------------------
                                    Yunjie Fang
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)