Form 10-Q
period 2011-02-28
HQ Global Education Inc.
filed 2011-04-14
CIK 1430872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 333-150385

HQ GLOBAL EDUCATION INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1806348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27th Floor, BOBO Fortune Center, No.368, South Furong Road,
Changsha City, Hunan Province, 410007
People’s Republic of China
(Address of principal executive offices)

Tel: (86 731) 87828601
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒
As of April 14, 2011, 33,000,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

HQ GLOBAL EDUCATION INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	February 28,	August 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$10,689,312	$5,225,764
Accounts receivable	10,925,634	9,023,824
Other receivables	273,254	40,972
Inventory	700,470	674,200
Advances to vendors	6,264,832	552,344
Total current assets	28,853,502	15,517,104

PROPERTY AND EQUIPMENT, NET	31,974,709	29,009,794

INTANGIBLE ASSETS, NET	2,076,645	2,029,519

TOTAL ASSETS	$62,904,856	$46,556,417

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans	$1,301,045	$1,314,744
Long-term loans - current portion	661,936	235,038
Accounts payable	1,172,687	2,278,346
Payroll tax payable	3,912	3,232
Payroll payable	360,921	341,098
Unearned revenues	5,737,946	-
Due to shareholder	340,000	-
Other payables and accrued liabilities	848,567	850,905
Total current liabilities	10,427,014	5,023,363

Long-term loans, less current portion	-	477,421

Due to shareholder, net of current portion	-	310,000

Other long-term payables	99,247	96,757

TOTAL LIABILITIES	10,526,261	5,907,541

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value 100,000,000 shares authorized, 33,000,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	1,226,674	1,226,674
Accumulated other comprehensive income	3,392,010	1,785,928
Statutory reserve	12,880,440	10,339,551
Retained earnings	34,876,171	27,293,423
Total shareholders' equity	52,378,595	40,648,876

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,904,856	$46,556,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2011	2010	2011	2010

Revenues
-Fee based	$10,230,667	$5,333,367	$22,429,375	$14,131,443
-Service based	2,263,853	1,531,729	6,706,903	5,742,731
	12,494,520	6,865,096	29,136,278	19,874,174
Cost of revenue
-Fee based	(5,047,583)	(2,481,332)	(11,225,311)	(6,774,451)
-Service based	(1,852,153)	(1,175,194)	(5,822,167)	(4,740,567)
	(6,899,736)	(3,656,526)	(17,047,478)	(11,515,018)

Gross profit	5,594,784	3,208,570	12,088,800	8,359,156

Selling expenses	(170,485)	(107,664)	(339,710)	(243,758)
General and administrative expenses	(754,040)	(476,672)	(1,534,442)	(928,236)

Income from operations	4,670,259	2,624,234	10,214,648	7,187,162

Other expenses
Interest expenses, net	(31,071)	(25,766)	(61,645)	(45,127)
Other expenses	(331)	(553)	(29,366)	(969,950)
Total other expenses	(31,402)	(26,319)	(91,011)	(1,015,077)

Income before income taxes	4,638,857	2,597,915	10,123,637	6,172,085

Provision for income taxes	-	-	-	-

Net income	4,638,857	2,597,915	10,123,637	6,172,085

Other comprehensive income
Foreign currency translation income	730,859	5,762	1,606,082	19,627

Comprehensive Income	$5,369,716	$2,603,677	$11,729,719	$6,191,712

Basic and diluted income per common share	$0.14	$0.11	$0.31	$0.28

Basic and diluted weighted average common shares outstanding	33,000,000	23,416,667	33,000,000	21,950,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	February 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,123,637	$6,172,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,219,282	900,645
Loss on disposal of property & equipment	-	969,369
Changes in assets and liabilities
(Increase) decrease in -
Accounts receivable	(1,559,644)	(4,692,513)
Other receivables	(210,609)	(47,810)
Inventory	(2,057)	848,808

Increase (decrease) in -
Accounts payable	(1,173,539)	626,130
Payroll Payable	7,496	36,575
Payroll Taxes payable	557	21,852
Unearned revenues	5,670,973	1,527,334
Other payables and accrued liabilities	(3,347)	531,454

Net cash provided by operating activities	14,072,749	6,893,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance payment for acquisition of intangible assets	(3,273,452)	-
Acquisition of intangible assets	-	(30,757)
Advance payment for acquisition of property & equipment	(2,352,775)	(999,635)
Acquisition of property & equipment	(3,095,572)	(6,032,061)

Net cash used in investing activities	(8,721,799)	(7,062,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	233,109	-
Repayments on short-term loan	(293,266)	-
Repayments on long-term loan	(75,197)	(36,615)
Proceeds from loans to related party	-	1,924,491

Net cash provided by (used in) financing activities	(135,354)	1,887,876

EFFECT OF EXCHANGE RATE CHANGE ON CASH	247,952	2,993

NET INCREASE IN CASH	5,463,548	1,722,345

CASH, BEGINNING OF PERIOD	5,225,764	3,848,040

CASH, END OF PERIOD	$10,689,312	$5,570,385

Supplemental disclosures of cash flow information:
Interest paid	$57,561	$52,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

HQ GLOBAL EDUCATION INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  ORGANIZATION AND BASIS OF PRESENTATION

HQ Global Education Inc. (“the Company”) provides a wide range of educational programs and services through vocational schools, consisting primarily of customized education programs for various vocational skills and vocational training services to a varied student population throughout the People’s Republic of China.

The Company, formerly known as Green Star Mining Corp., was incorporated under the laws of the State of Delaware on January 22, 2008.  On February 8, 2010, the Company acquired all of the outstanding capital stock of Risetime Group Limited (“Risetime”), a BVI business company incorporated in British Virgin Islands on December 17, 2007. Risetime owns 100% of the equity of Xiangtan Nicestar Business Administration Co., Ltd. (“Xiangtan Nicestar”) through its 100% subsidiary, Global Education International Ltd. (“GEI”), an investment holding company incorporated in Hong Kong on November 15, 2007. Xiangtan Nicestar is a wholly foreign-owned enterprise incorporated in Xiangtan City, Hunan Province, People’s Republic of China (“PRC”) on September 30, 2009 and is primarily engaged in providing business administration, planning and consulting services. Substantially all of Risetime and GEI’s operations are conducted in the PRC through Xiangtan Nicestar, and through contractual arrangements with Xiangtan Nicestar’s consolidated affiliated entities in the PRC, including Hunan Oya Education Technology Co., Ltd. (“Oya”) and Oya’s subsidiaries and variable interest entities (“VIEs”). Oya is a company incorporated in Changsha City, Hunan Province, PRC on November 20, 2008 and is primarily engaged in providing vocational education service and vocational skills training service.

In connection with the acquisition on February 2010, the Company issued 20,500,000 shares of common stock to the shareholder of Risetime in exchange for all of the capital stock of Risetime (the “Share Exchange” or “Merger”). Upon the completion of the Merger, the shareholders of Risetime own 62.12% of the issued and outstanding capital stock of the Company and consequently control the business and operation of the Company. The acquisition was accounted for as a reverse acquisition since there was a change of control. Accordingly, Risetime and its subsidiaries are treated as the continuing entity for accounting purposes.

In March 2010, Green Star Mining Corp. changed its name to HQ Global Education Inc. to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

On July 28, 2009, Oya entered into certain exclusive agreements with Changsha Huanqiu Vocational Secondary School (“Changsha Huanqiu”) and Shaoshan Huanqiu Vocational Technical Secondary School (“Shaoshan Huanqiu”) and their shareholders. Pursuant to these agreements, Oya provides exclusive consulting and other general business operation services to Changsha Huanqiu and Shaoshan Huanqiu in exchange for substantially all net income of Changsha Huanqiu and Shaoshan Huanqiu. Oya has the right to appoint all senior management personnel of Changsha Huanqiu and Shaoshan Huanqiu.

On November 28, 2009, Xiangtan Nicestar entered into certain exclusive agreements with Oya and its shareholders. Pursuant to these agreements, Xiangtan Nicestar provides exclusive consulting and other general business operation services to Oya in exchange for all net income of Oya. All voting rights of Oya are assigned to Xiangtan Nicestar and Xiangtan Nicestar has the right to appoint all directors and senior management personnel of Oya. In addition, Oya’s shareholders have pledged their equity interest in Oya to Xiangtan Nicestar as collateral for the fees for consulting and other services due to Xiangtan Nicestar.

As a result of these contractual arrangements, which obligate Oya to absorb a majority of the risk of loss from Changsha Huanqiu and Shaoshan Huanqiu’s activities and enable Oya to receive a majority of its expected residual returns, Oya accounts for Changsha Huanqiu and Shaoshan Huanqiu as variable interest entities under ASC 810-10, “Consolidation”. Accordingly, Oya has included the accounts of Changsha Huanqiu and Shaoshan Huanqiu in its consolidated financial statements. For the same reason, Xiangtan Nicestar accounts for Oya as a VIE and includes Oya’s accounts in its consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2010. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the full year.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, Risetime, GEI, Xiangtan Nicestar, Oya, as well as Oya’s subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

The Company has 11 VIEs including Oya. Oya operates four private secondary vocational schools (Changsha Huanqiu, Shaoshan Huanqiu, Hunan New HQ Technical School and Tianzhen Huanqiu Technical Secondary School) and a public secondary vocational school (Shaoshan Vocational School) in China. Through Changsha Huanqiu, the Company operates five public secondary vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School.

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

Accounts receivable

Accounts receivable consist of balances receivable for the charges of education services provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. As of February 28, 2011 and August 31, 2010, total accounts receivable were $10,925,634 and $9,023,824 respectively, of which, $9,071,016 and $6,946,895 were tuition due from governmental organizations and associations under the impoverished student aid programs for the periods ended February 28, 2011 and August 31, 2010.

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, management estimates an allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of February 28, 2011 and August 31, 2010, the allowance for doubtful accounts was $-0-.

Intangible assets

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Under ASC 350, intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Intangible assets with a finite useful life are amortized over their useful live.

Revenue recognition

The Company recognizes revenues in accordance ASC 605 “Revenue Recognition when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the fees are fixed or determinable and (iv)collection of the resulting receivable is reasonably assured.

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

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's financial instruments include cash, accounts receivable, advances to vendors, other receivables, accounts payable, accrued expenses, taxes payable, notes payable, other payables and accrued liabilities, unearned revenues, and short-term loans payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to their short-term nature. The fair value of long-term loans also approximate their recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

The Company did not have assets and liabilities that are measured at fair value on a recurring basis.

Earnings per share

Basic earnings per share (EPS) is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS includes the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company does not have any potential diluted shares outstanding as of February 28, 2011 and August 31, 2010.

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

Foreign currency translation

The Company’s condensed consolidated financial statements are presented in US dollars.  In accordance with ASC 830, “Foreign Currency Matters”, an entity's functional currency is the currency of the primary economic environment in which the entity operates. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi (“RMB”). The condensed consolidated financial statements of the Company have been translated into U.S. dollars. The financial statements are first prepared in RMB and then are translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

	February 28, 2011	August 31, 2010	February 28, 2010
Period end exchange rate (RMB: US$)	6.5716	6.8074	6.8260
Average exchange rate for the period (RMB: US$)	6.6493	6.8178	6.8278

Note 3. RELATED PARTY TRANSACTIONS

The balance due to shareholder consists of the following:
	As of February 28,	As of August 31,
	2011	2010
Loan from Mr. Guangwen He (1)	$310,000	$310,000
Rental and other expenses payable to
Mr. Guangwen He (2)	30,000	-
Total	340,000	310,000

(1).	The loan from Mr. Guangwen He, a major shareholder of the Company, is unsecured, bears no interest, with term of two years and is payable on February 28, 2012.
(2).	The Company rents office facilities from Mr. Guangwen He under a fifteen-year agreement for annual rental of US$ 76,085.
(3).
On January 5, 2011, the Company entered into a loan agreement with the Chief Executive Officer of the Company, whereby the Company will obtain an interest free loan with a 3 year term for the purpose of business expansion. The total amount will be determined based on the Company’s expansion plan. As of the date of this report, the company has not obtained the loan proceeds from the Chief Executive Officer.

Note 4. SHORT-TERM LOANS

As of February 28, 2011, the short-term borrowings consisted of four loans. Two loans of $304,338 (RMB 2,000,000) and $456,507 (RMB 3,000,000) were borrowed from Changsha Foundation for Education. The two loans were unsecured and bear interest at 5% and 6% per annum, and mature on March 17, 2011 and July 15, 2011, respectively.

In addition to the loans mentioned above, the Company entered into two short-term bank loan arrangements. One loan in the amount of $235,862 (RMB1, 550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. The loan bears interest at 8.96% per annum due on December 28, 2011. This loan is secured by one of the company’s buildings with the cost of $349,989. Another loan amounted to $304,338 (RMB2,000,000) from China Construction Bank Shaoshan Branch, bearing interest at 5.84% per annum and is due on March 23, 2011. This loan was secured by a land use right of the Company with cost of $582,124.

The Company repaid the short-term loan of $304,338 (RMB 2,000,000) borrowed from Changsha Foundation for Education on March 21, 2011. The short-term loan of $304,338 (RMB2, 000,000) borrowed from China Construction Bank Shaoshan Branch was repaid on March 23, 2011. Interest incurred on these loans was $8,202 and $ 16,304 for the three and six months ended February 28, 2011 and $-0- for the three and six months ended February 28, 2010.

Note 5. LONG-TERM LOANS

The details of long-term loans outstanding as of February 28, 2011, which are used for operations, are as follows:

Lender	Term		Interest rate	Principal
	From	To		RMB	US$
Long-term loan - Current Portion
Ningxiang Rural Credit Cooperative Union	Sep 1, 2009	Aug 21, 2011	8.64%	1,600,000	243,470
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,350,000	205,428
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,400,000	213,038
				4,350,000	661,936

The details of long-term loans outstanding as of August 31, 2010 are as follows:

Lender	Term		Interest rate	Principal
	From	To		RMB	US$
Long-term loan - Current Portion
Ningxiang Rural Credit Cooperative Union	Sep 1, 2009	Aug 21, 2011	8.64%	1,600,000	235,038
				1,600,000	235,038
Long-term loan - Non-Current Portion
Changsha Foundation for Education	Jul 26, 2010	Oct 25, 2011	8.40%	500,000	73,450
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,350,000	198,313
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,400,000	205,658
				3,250,000	477,421

The loans borrowed from Ningxiang Rural Credit Cooperative Union were collateralized by buildings with an aggregate cost of $1,109,593 and land use rights with an aggregate cost of $48,446.

The $73,450 loan was repaid in October 2010. For the three and six months ended February 28, 2011 and 2010, the Company incurred $35,538, $71,304, $32,455and $56,836 interest on the above loans respectively.

Note 6.  TAXES

Corporation income tax (“CIT”) and business tax

The Company is governed by the Income Tax Law of the People's Republic of China ("PRC") concerning the private-run enterprises. The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. Some specific enterprises, organizations and schools could enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As long as the operation of the Company meets the requirements of these regulations, the Company is therefore exempt from business tax and income tax. No income tax and business tax were provided for the reporting period in accordance with the regulations of the relevant taxing authorities.

Note 7.  STATUTORY RESERVE

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

For the six months ended February 28, 2011 and 2010, the Company has made appropriations in the amount of $2,540,889 and $1,543,665 to this statutory reserve, respectively. As of February 28, 2011 and August 31, 2010, the balances of the statutory reserve were $12,880,440 and $10,339,551, respectively.

Note 8.  SEGMENT INFORMATION

In accordance with ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is mainly engaged in providing vocational education service and vocational skills training service. The Company's chief operating decision maker ("CODM") has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments which are Vocational Education, Order-oriented Service, and Campus services. These three operating segments are also identified as reportable segments. The Company adjusted its operating segments and has reclassified results of all periods presented to conform to the revised operating segments disclosures as of February 28, 2011 and 2010.

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

For the three months ended February 28, 2011

	Vocational Education	Order-oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	8,811,986	1,418,681	2,263,853	-	12,494,520
Cost of revenues	4,839,485	208,098	1,852,153	-	6,899,736

Gross profit	3,972,501	1,210,583	411,700	-	5,594,784

Depreciation and amortization	339,199	11	255,212	48,304	642,726
Total capital expenditures	1,160,468	-	1,350,295	2,349,754	4,860,517

For the three months ended February 28, 2010

	Vocational Education	Order-oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	4,024,166	1,309,201	1,531,729	-	6,865,096
Cost of revenues	2,350,575	130,757	1,175,194	-	3,656,526

Gross profit	1,673,591	1,178,444	356,535	-	3,208,570

Depreciation and amortization	320,705	10	150,312	38,520	509,547
Total capital expenditures	106	-	16,259	620,298	636,663

For the six months ended February 28, 2011

	Vocational Education	Order-oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	19,003,673	3,425,702	6,706,903	-	29,136,278
Cost of revenues	10,899,033	326,278	5,822,167	-	17,047,478

Gross profit	8,104,640	3,099,424	884,736	-	12,088,800

Depreciation and amortization	693,331	22	430,343	95,586	1,219,282
Total capital expenditures	1,278,554	-	2,905,073	4,538,172	8,721,799

For the six months ended February 28, 2010

	Vocational Education	Order-oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	11,906,606	2,224,837	5,742,731	-	19,874,174
Cost of revenues	6,607,472	166,979	4,740,567	-	11,515,018

Gross profit	5,299,134	2,057,858	1,002,164	-	8,359,156

Depreciation and amortization	638,989	26	202,372	59,258	900,645
Total capital expenditures	1,487,044	-	2,624,632	2,950,777	7,062,453

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

HQ Global Education Inc. (the "Company", "we", "us" or "our") is a Delaware corporation incorporated on January 22, 2008 and we are headquartered in Hunan Province, China. Currently, the Company's common stock is trading on the Over-the-Counter Bulletin Board under the ticker HQGE.OB.

We are a leading vocational education service provider in China. We offer a wide range of educational programs and services through vocational secondary schools under "Customized Education" mode. Our business mainly focuses on various vocational skills training programs, remote network education, school logistic services, human resource services and development of educational materials. Our students come from 25 provinces and 26 ethnic groups, including graduates from junior high schools, senior high schools and junior colleges, unemployed people and rural labor force.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

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

•
Vocational Education services are our main business currently and we provide a wide range of programs through our vocational secondary schools. Fee based revenues from vocational education services primarily consist of student tuition and fees derived from the programs we offer and collected from students based on the fee standards that are filed and approved by the related local authorities;

•	Revenues generated from Order-oriented Services mainly consist of fees we collected from students and enterprises sponsors related to campus internship arrangement and job placement services;
•	Revenues generated from Campus Services primarily consist of canteen services and grocery sales provided to our students.

Results of operations are a general reflection of our experience in providing customized educational programs, the operation time of our schools, the reputation of our schools, the scalability of our schools and the total number of students, all of which demonstrated a growth trend in the past years and are expected to expand in the future. Our expansion can be reflected specifically in the increase of our student enrollment, the development of new customized educational programs, the cooperation with more target employers, the education appropriations from local government for running new schools. It will be also reflected in our return from the investment on new business in the future. The number of students increased from 32,238 in the first semester of fiscal year 2010 to 37,408 in the first semester of fiscal year 2011.

The following table summarizes our unaudited consolidated operating results for the three and six months ended February 28, 2011 and 2010, respectively:

	For the three months ended February 28,		Comparison		For the six months ended February 28,		Comparison

	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	US$	US$	US$	%	US$	US$	US$	%

Revenues
-Fee based	10,230,667	$5,333,367	4,897,300	92	22,429,375	$14,131,443	8,297,932	59
-Service based	2,263,853	1,531,729	732,124	48	6,706,903	5,742,731	964,172	17
	12,494,520	6,865,096	5,629,424	82	29,136,278	19,874,174	9,262,104	47

Cost of revenues
-Fee based	(5,047,583)	(2,481,332)	(2,566,251)	103	(11,225,311)	(6,774,451)	(4,450,860)	66
-Service based	(1,852,153)	(1,175,194)	(676,959)	58	(5,822,167)	(4,740,567)	(1,081,600)	23
	(6,899,736)	(3,656,526)	(3,243,210)	89	(17,047,478)	(11,515,018)	(5,532,460)	48

Gross profit	5,594,784	3,208,570	2,386,214	74	12,088,800	8,359,156	3,729,644	45

Selling expenses	(170,485)	(107,664)	(62,821)	58	(339,710)	(243,758)	(95,952)	39
G&A expenses	(754,040)	(476,672)	(277,368)	58	(1,534,442)	(928,236)	(606,206)	65

Income from operations	4,670,259	2,624,234	2,046,025	78	10,214,648	7,187,162	3,027,486	42

Other expenses	(31,402)	(26,319)	(5,083)	19	(91,011)	(1,015,077)	924,066	(91)

Income taxes	-	-	-	-	-	-	-	-

Net income	4,638,857	2,597,915	2,040,942	79	10,123,637	6,172,085	3,951,552	64

In line with the business expansion, both revenues and profit have demonstrated significant growth in these periods. For the three months ended February 28, 2011, we achieved total revenue of $12,494,520, representing an increase of $5,629,424 or 82% as compared to $6,865,096 for the three months ended February 28, 2010. Our net income for the three months ended February 28, 2011 was $4,638,857, representing an increase of $2,040,942 or 79% as compared to $2,597,915 for the same period of last year. For the six months ended February 28, 2011, we achieved total revenue of $29,136,278, representing an increase of $9,262,104 or 47% as compared to $19,874,174 for the six months ended February 28, 2010. Our net income for the six months ended February 28, 2011 was $10,123,637, representing an increase of $3,951,552 or 64% as compared to $6,172,085 for the same period of last year. The significant increase in revenues was mainly attributable to the expansion of our operation.

Three Months Ended February 28, 2011 Compared With Three Months Ended February 28, 2010

Revenues, Cost of Revenues and gross profit by segment

	For the three months ended February 28,
	2011	2010	Amount	Percentage
Revenues
Vocational Education - fee based	$8,811,986	$4,024,166	$4,787,820	119%
Order-oriented service - fee based	1,418,681	1,309,201	109,480	8%
Campus Services - service based	2,263,853	1,531,729	732,124	48%
	12,494,520	6,865,096	5,629,424	82%
Cost of Revenues
Vocational Education - fee based	4,839,485	2,350,575	2,488,910	106%
Order-oriented service - fee based	208,098	130,757	77,341	59%
Campus Services - service based	1,852,153	1,175,194	676,959	58%
	6,899,736	3,656,526	3,243,210	89%
Gross Profit
Vocational Education - fee based	3,972,501	1,673,591	$2,298,910	137%
Order-oriented service - fee based	1,210,583	1,178,444	32,139	3%
Campus Services - service based	411,700	356,535	55,165	15%
	$5,594,784	$3,208,570	$2,386,214	74%

(1)
Revenues from vocational education primarily consist of  tuition and fees derived from the programs we offer and collected from students based on the fee standards that filed and approved by the related local authorities. For the three months ended February 28, 2011, total tuition and miscellaneous fees had an increase of 119% as compared to tuition and miscellaneous fees for the three months ended February 28, 2010. The increase was the result of increase in the student enrollments and the expansion of our business.

•
The second semester of fiscal 2011 began from February for four of our schools in Hunan province (Changsha HQ, Shaoshan HQ, Shaoshan and Shaoyang) and the other five schools began in early March. In fiscal 2010, the whole month of February was winter vocation and no revenue was recognized in this month. This led to an increase of $3,153,633 in revenue from vocational education for the three months ended February 28, 2011, representing an increase rate of 78% over the same period of prior year.

•
Our student enrollments increased to 37,408 for the first semester of fiscal 2011 as compared to 32,238 for the first semester of fiscal 2010, representing an increase of 5,170 or 16%. Our order-oriented education mode, excellent job placement rate and great reputation have attracted greater number of students to study in our schools.

•	Our tuition rates for the first semester of fiscal year 2011 increased 12% compared with the first semester of prior period. The increase in tuition rates also led to the increase in revenue.

Cost of vocational education services mainly includes salary and welfare of teachers, depreciation of teaching facilities and educational equipment, maintenance, and other expenses. For the three months ended February 28, 2011 we incurred total cost of $4,839,485, representing an increase of 106% as compared to $2,350,575 for the three months ended February 28, 2010. The increase was mainly attributable to the following:

•
Increase in cost of teaching materials. The second semester of fiscal 2011 began in February in four of our schools (Changsha HQ, Shaoshan HQ, Shaoshan and Shaoyang), whereas the first semester of fiscal 2010 started from March in all of our schools. Since teaching materials such as textbooks will be distributed to students at the very beginning of each semester, the cost of teaching materials for the three months ended February 28, 2011 increased by $555,886 to $557,430 when compared with the amount of $1,544 for the same period of last year.

•
Increase in cost of school-running cooperation. The Company has put more efforts in expanding the scale of continuing education in fiscal year 2011. Under this program, students will take two-year vocational high school education and two-year junior college education. Upon graduation, they will obtain technical secondary school degree and junior college degree together. For the first semester of fiscal year 2011, the total number of students enrolled in continuing education program was 3,756, representing an increase of 113% when compared with the number of students for the same period of last year. This led to an increase of $630,573 in cost of school-running cooperation as compared with the three months ended February 28, 2010.

(2)
Order-oriented services refer to off-campus internship arrangement and job placement service provided to our students. Revenues generated from order-oriented service  for the three months ended February 28, 2011 was $1,418,681, representing an increase of $109,480 or 8% when compared to $1,309,201 for the three months ended February 28, 2010. The increase is mainly attributable to the increase of fee rates we charged to our students and enterprises.

Cost of Order-oriented services mainly includes salary of teachers and staff, travel expenses of students from our schools to the enterprise clients, and management’s travel and meeting expenses incurred with enterprise clients. Order-oriented service cost for the three months ended February 28, 2011 increased $77,341 or 59% when compared to $130,757 for the three months ended February 28, 2010. The increase was due to a $59,564 increase in off-campus internship arrangement and a $17,777 increase in job placement service.

(3)
Campus services primarily consist of canteen services and grocery sales. Due to the increase in the student enrollment, revenues from our campus services increased by $732,124 to $2,263,853, an increase of 48%, for the three months ended February 28, 2011 as compared to revenues of $1,531,729 for the three months ended February 28, 2010. Our management believes that going forward, in addition to the student enrollment factor, revenues from campus services will also increase along with the increase in the service categories we provide to students.

Cost of campus services primarily consists of staff salary, depreciation of property and equipment used in providing campus services, and cost of food. The prices of most categories of food and other goods rose significantly in fiscal year 2011. In response to this, we increased the fee standards for food by 25% from February 2011. As a result, the gross profit margin of such service this quarter increased 15% as compared to the same period of prior year.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling Expenses

Our selling expenses primarily consist of expenses relating to advertising, business development, salary and staff welfare, and travel expenses for our marketing personnel. Our selling expenses increased by $62,821 from $107,664 for the three months ended February 28, 2010 to $170,485 for the three months ended February 28, 2011, an increase of 58%. The increase was primarily attributable to increase in staff compensation, travel and marketing expenses as a result of our business expansion.

General and Administrative Expenses

Our general and administrative expenses primarily consist of (i) compensation and benefits of management team, administrative staff (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees and (iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $277,368 from $476,672 for the three months ended February 28, 2010 to $754,040 for the three months ended February 28, 2011, representing an increase of 58%. The increase was mainly attributable to the increase in staff compensation, rental and office expenses as a result of our business expansion.

Other expenses

Other expenses for the three months ended February 28, 2011 were $31,402 representing an increase of $5,083 or 19% as compared to $26,319 for the three months ended February 28, 2010.

Six Months Ended February 28, 2011 Compared With Six Months Ended February 28, 2010

Revenues, Cost of Revenues and gross profit by segment

	For the six months ended February 28,
	2011	2010	Amount	Percentage
Revenues
Vocational Education - fee based	$19,003,673	$11,906,606	$7,097,067	60%
Order-oriented service - fee based	3,425,702	2,224,837	1,200,865	54%
Campus Services - service based	6,706,903	5,742,731	964,172	17%
	29,136,278	19,874,174	9,262,104	47%
Cost of Revenues
Vocational Education - fee based	10,899,033	6,607,472	4,291,561	65%
Order-oriented service - fee based	326,278	166,979	159,299	95%
Campus Services - service based	5,822,167	4,740,567	1,081,600	23%
	17,047,478	11,515,018	5,532,460	48%
Gross Profit
Vocational Education - fee based	8,104,640	5,299,134	$2,805,506	53%
Order-oriented service - fee based	3,099,424	2,057,858	1,041,566	51%
Campus Services - service based	884,736	1,002,164	-117,428	-12%
	$12,088,800	$8,359,156	$3,729,644	45%

(1)
Revenues from vocational education  primarily consist of  tuition and fees derived from the programs we offer and collected from students based on the fee standards that filed and approved by the related local authorities. For the six months ended February 28, 2011, total tuition and miscellaneous fees had an increase of 60% as compared to tuition and miscellaneous fees for the six months ended February 28, 2011. The increase was the result of increase in the student enrollments and the expansion of our business.

•
The second semester of fiscal 2011 began from February for four of our schools in Hunan province and the other five schools began in early March. In fiscal 2010, the whole month of February was winter vocation and no revenue was recognized in this month. This led to an increase of $3,153,633 in revenue from vocational education in fiscal 2011, representing an increase rate of 26% over fiscal 2010.

•
Our student enrollments increased to 37,408 for the first semester of fiscal 2011 as compared to 32,238 for the first semester of fiscal 2010, representing an increase of 5,170 or 16%. Our order-oriented education mode, excellent job placement rate and great reputation have attracted greater number of students to study in our schools.

•	Our tuition rates for the first semester of fiscal year 2011 increased 12% compared with the first semester of prior period. The increase in tuition rates also led to the increase in revenue.

Cost of vocational education services mainly includes salary and welfare of teachers, depreciation of teaching facilities and educational equipment, maintenance, and other expenses. For the six months ended February 28, 2011 we incurred total cost of $10,899,033, representing an increase of 65% as compared to $6,607,472 for the six months ended February 28, 2010. The increase was mainly attributable to the following:

•
Increase in faculty and staff members in schools. The commencement of operation of the new school and the increase in student enrollment led to an increase in faculty and staff members. Besides, the Company increased the pay rates for teachers to improve their income levels. Therefore, salary and welfare for the six months ended February 28, 2011 increased $601,929 or 21% as compared with the amount for the same period of prior year.

•
Increase in cost of school-running cooperation. The Company has put more efforts in expanding the scale of continuing education in fiscal year 2011. For the first semester of fiscal 2011 the total number of students enrolled in continuing education program was 3,756, representing an increase of 113% when compared with the number of students for the same period of last year. This led to an increase of $1,106,545 or 182.61% in cost of school-running cooperation as compared with the six months ended February 28, 2011.

•
Increase in depreciation expenses. With the expansion of business and acquisition of assets including construction of buildings and acquisition of teaching facilities, related depreciation expenses increased accordingly. Depreciation expenses for the six months ended February 28, 2011 increased $286,743 or 34% when compared with depreciation expenses for the same period of prior year.

(2)
Order-oriented services refer to off-campus internship arrangement and job placement service provided to our students. Revenues generated from order-oriented services for the six months ended February 28, 2011 was $3,425,702, representing an increase of $1,200,865 or 54% when compared to $2,224,837 for the six months ended February 28, 2010. The significant increase in our order-oriented education revenue is mainly attributable to the increase of fee rates we charged to our students and enterprises. The fixed management fees we charged to our student per month increased approximately 50%, and our commission fees charged to enterprise sponsors increased about 260% for the first semester of fiscal 2011 compared with the same period of prior year.

Cost of Order-oriented services mainly includes salary of teachers and staff, travel expenses of students from our schools to the enterprise clients, and management’s travel and meeting expenses incurred with enterprise clients. Order-oriented service cost for the six months ended February 28, 2011 increased $159,299 or 95% when compared to $166,979 for the six months ended February 28, 2010.

(3)
Campus services primarily consist of canteen services and grocery sales. Due to the increase in the student enrollment, revenues from our campus services increased by $964,172 to $6,706,903, an increase of 17%, for the six months ended February 28, 2011 as compared to revenues of $5,742,731 for the six months ended February 28, 2011. Our management believes that going forward, in addition to the student enrollment factor, revenues from campus services will also increase along with the increase in the service categories we provide to students.

Cost of campus services primarily consist of staff salary, depreciation of property and equipment used in providing campus services, and cost of food. The prices of most categories of food and other goods rose significantly in fiscal year 2011. As a result, the gross profit margin of such service for the six months ended February 28, 2011 decreased 12% as compared to the same period of prior year. To achieve a reasonable profit level, we increased the fee standards for food by 25% from February 2011. As a result, the gross profit margin of such services will increase in the future.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling Expenses

Our selling expenses primarily consist of expenses relating to advertising, business development, salary and staff welfare, and travel expenses for our marketing personnel. Our selling expenses increased by $95,592, from $243,758 for the six months ended February 28, 2010 to $339,710 for the six months ended February 28, 2011, an increase of 39%. The increase was primarily attributable to increase in staff compensation, travel and office expenses as a result of our business expansion.

General and Administrative Expenses

Our general and administrative expenses primarily consist of (i) compensation and benefits of management team, administrative staff (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees and (iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $606,206 from $928,236 for the six months ended February 28, 2010 to $1,534,442 for the six months ended February 28, 2011, representing an increase of 65%. The increase was mainly attributable to the following:

(1)
Operation of new schools and increase in the student enrollment. Tianzhen HQ Vocational School commenced operations in September 2010 and we employed more management personnel for this new school. Meanwhile the increased student enrollment in other schools demanded additional management personnel. This led to an increase of $106,892 in salaries and welfare, representing an increase rate of 27%.

(2)
The professional service fees mainly including legal fees, audit fees, secretary service fees and consulting fee for financing service incurred in the six months ended February 28, 2011 were $160,323 while there was only $6,346 consulting fee incurred in the same period of prior year, which led to an increase of $153,977 of general and administrative expenses.

Other expenses

Other expenses primarily consist of donation to Changsha Foundation for Education, fine for termination of office rental agreements and loss on disposal of property and equipment. Other expenses decreased $924,066 from $1,015,077 for the six months ended February 28, 2010 to $91,011 for the six months ended February 28, 2011. This decrease was mainly due to the disposition of aged equipment during the six months ended February 28, 2010, while there was no disposal of property and equipment during the six months ended February 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash generated from our operating activities and short-term financing from banks in China.

As of February 28, 2011, the short-term borrowings consisted of four loans. Two loans of $304,338 (RMB 2,000,000) and $456,507 (RMB 3,000,000) were borrowed from Changsha Foundation for Education. The two loans were unsecured and bore interest at 5% and 6% per annum, and are repayable on March 17, 2011 and July 15, 2011, respectively. In addition to the loans mentioned above, the Company entered into two short-term bank loan arrangements. One loan in the amount of $235,862 (RMB1,550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. The loan bears an interest at 8.96% per annum due on December 28, 2011. This loan was secured by a building of the Company with the cost of $349,989. Another loan amounted to $304,338 (RMB2,000,000) was borrowed from China Construction Bank Shaoshan Branch, bears an interest at 5.84% per annum and due on March 23, 2011 and was secured by a land use right of the Company with cost of $582,124.

As of February 28, 2011, our long-term loans consisted of three loans from Ningxiang Rural Credit Cooperative Union with total amount of $661,936. The loans were collateralized by buildings with an aggregate cost of $1,109,593 and land use rights with an aggregate cost of $48,446.

As of February 28, 2011, we have a loan payable in the amount of US$310,000 to Mr. Guangwen He, majority shareholder of the Company. The loan is unsecured, bears no interest, and is payable on February 28, 2012.

The Company paid back the short-term loan of $304,338 (RMB 2,000,000) borrowed from Changsha Foundation for Education on March 21, 2011. The short-term loan of $304,338 (RMB2, 000,000) borrowed from China Construction Bank Shaoshan Branch was repaid on March 23, 2011.

We currently anticipate that we will be able to meet both our short-term cash needs, as well as our need to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.

Operating Activities

For the six months ended February 28, 2011, the increase in net cash flows provided by operating activities was primarily attributable to an increase of approximately $4 million in our net income for the six months ended February 28, 2011 as compared to net income for the same period in fiscal 2010 and an increase in unearned revenue of approximately $4 million. With the increase in student enrollment and business expansion, we benefit from a steady and consistent flow of revenues from different operating divisions, and with the effective cost control, a steady increase in cash flows provided by operating activities is expected in future. These increases are offset by a decrease in accounts payable of approximately $1 million and an increase in accounts receivable of approximately $2 million.

Investing Activities

For the six months ended February 28, 2011, net cash flows used in investing activities were $8,721,799, representing an increase of $1,659,346 as compared with the cash flows used in investing activities of $7,062,453 for the six months ended February 28, 2010. The cash used in investing activities is mainly for the construction of the buildings, the acquisition of school facilities and land use rights for Shaoshan Vocational Secondary School, Shaoyang Industrial Vocational Technical School, Sichuan Tianquan Vocational School, Sichuan Lushan Vocational School and Tianzhen HQ Vocational School.

Financing Activities

For the six months ended February 28, 2011, net cash flows used in financing activities were $135,354, representing a decrease of $2,023,230 in net cash flows as compared with net cash provided by financing activities of $1,887,876 for the six months ended February 28, 2010. Proceeds from loans to related party amounted to $1,924,491 during the six months ended February 28, 2010, but during the six months ended February 28, 2011 we repaid loans in the amount of $368,463. This resulted in the lower net cash flows from financing activities for the six months ended February 28, 2011.

OFF BALANCE SHEET ARRANGEMENTS

None.

SEASONALITY AND TRENDS

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to a flexible educational calendar year. Our revenues historically fluctuated quarterly and has generally been the highest in the first quarter of our fiscal year due to educational calendar year-start spending trends in our major markets. Furthermore, holidays, especially the Chinese New Year, have generally delayed the performance of the revenues in the relevant quarters ended February and August. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. We expect quarterly fluctuations in operating results to continue as a result of our flexible educational calendar year and arrangement of students’ vacation.

CONTINGENCIES

The Company is not currently a party to any legal proceedings, investigations or claim which in the opinion of our management is likely to have a material adverse effect on the business financial condition or result of operations. The Company has not recorded any legal contingencies as of February 28, 2011.

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

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 2  to the accompanying consolidated condensed financial statements.

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

We determined that we are the primary beneficiary of Oya taking into consideration of our economic control over Oya; the existing contractual relationship in which all of Oya’s activities either involve or are conducted on our behalf, and we have the obligations to absorb Oya’s expected losses and the right to receive returns from Oya.

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

The Company's unaudited condensed consolidated financial instruments include cash, accounts receivable, advances to vendors, other receivables, accounts payable, accrued expenses, taxes payable, other payables and accrued liabilities, unearned revenues, notes payable and loans payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to their short-term nature. The fair value of long-term loans also approximate their recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

The Company did not have assets and liabilities that are measured at fair value on a recurring basis.

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

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, management estimates an allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of February 28, 2011 and August 31, 2010, the allowance for doubtful accounts was $-0-. If we were to apply a hypothetical increase of 1% in estimating allowance for doubtful accounts for the period and year ended February 28, 2011 and August 31, 2010, respectively, the provision for bad debt expenses would increase by $109,256 and $90,238, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets as of February 28, 2011 and August 31, 2010.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Under ASC 350, other intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Intangible assets with a finite useful life are amortized over their useful lives. Intangible assets consist of land use rights which are granted by PRC government for a term of 50 years. The Company does not have any indefinite –lived intangible assets as of February 28, 2011 and August 31, 2010.

INCOME TAX

The Company did not generate any taxable income outside of the PRC for the six months ended February 28, 2011 and 2010 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  In the event the PRC government determines that the Company is no longer exempt from income taxes, the Company would be subject to a statutory tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company was incorporated in the United States and, accordingly, is governed by the income tax laws of the United States. The Company incurred a net operating loss for U.S. income tax purposes. This loss carry forward, which may be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. The net operating loss gives rise to a deferred tax asset.  However, the management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at the balance sheet dates against its deferred tax asset. The management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance on February 28, 2011 was the same as August 31, 2010.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of February 28, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, on the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 14, 2011	HQ Global Education Inc.

	By:	/s/ Guanwen He
Guanwen He
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yunjie Fang
Yunjie Fang
Chief Financial Officer
(Principal Financial and Accounting Officer)