Form 10-Q
period 2011-05-31
HQ Global Education Inc.
filed 2011-07-15
CIK 1430872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

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
Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒
As of July 14, 2011, 33,000,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

HQ GLOBAL EDUCATION INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	May 31,	August 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$10,607,514	$5,225,764
Accounts receivable	11,310,848	9,023,824
Other receivables	188,569	40,972
Inventory	431,679	674,200
Advances to vendors	5,574,896	552,344
Total current assets	28,113,506	15,517,104

PROPERTY AND EQUIPMENT, NET	33,804,257	29,009,794

INTANGIBLE ASSETS, NET	7,120,450	2,029,519
TOTAL ASSETS	$69,038,213	$46,556,417

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term loans	$702,280	$1,314,744
Long-term loans - current portion	671,411	235,038
Accounts payable	1,034,147	2,278,346
Payroll tax payable	3,969	3,232
Payroll payable	720,414	341,098
Unearned revenues	3,076,602	-
Due to stockholder	523,062	-
Other payables and accrued liabilities	936,183	850,905
Total current liabilities	7,668,068	5,023,363

Long-term loans, less current portion	-	477,421

Due to stockholder, net of current portion	3,086,944	310,000

Other long-term payables	100,171	96,757
TOTAL LIABILITIES	10,855,183	5,907,541

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value 100,000,000 shares authorized, 33,000,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	1,226,674	1,226,674
Accumulated other comprehensive income	4,205,379	1,785,928
Statutory reserve	14,128,209	10,339,551
Retained earnings	38,619,468	27,293,423
Total stockholders' equity	58,183,030	40,648,876
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,038,213	$46,556,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenues
-Fee based	$10,001,591	$12,020,167	$32,430,966	$26,151,610
-Service based	6,864,329	5,215,749	13,571,232	10,958,480
	16,865,920	17,235,916	46,002,198	37,110,090
Cost of revenue
-Fee based	(5,217,384)	(6,560,027)	(16,442,695)	(13,334,478)
-Service based	(5,631,626)	(4,242,786)	(11,453,793)	(8,983,353)
	(10,849,010)	(10,802,813)	(27,896,488)	(22,317,831)

Gross profit	6,016,910	6,433,103	18,105,710	14,792,259

Selling expenses	(259,593)	(268,893)	(599,303)	(512,651)
General and administrative expenses	(741,108)	(567,662)	(2,275,550)	(1,495,898)

Income from operations	5,016,209	5,596,548	15,230,857	12,783,710

Other expenses
Interest expenses, net	(21,631)	(38,711)	(83,276)	(83,838)
Other expenses	(3,512)	(8,877)	(32,878)	(978,827)
Total other expenses	(25,143)	(47,588)	(116,154)	(1,062,665)

Income before income taxes	4,991,066	5,548,960	15,114,703	11,721,045

Provision for income taxes	-	-	-	-

Net income	4,991,066	5,548,960	15,114,703	11,721,045

Other comprehensive income
Foreign currency translation adjustments	813,369	(10,268)	2,419,451	9,359

Comprehensive Income	$5,804,435	$5,538,692	$17,534,154	$11,730,404

Basic and diluted income per common share	$0.15	$0.17	$0.46	$0.46

Basic and diluted weighted average common shares outstanding	33,000,000	33,000,000	33,000,000	25,673,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,114,703	$11,721,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,914,997	1,409,368
Loss on disposal of property & equipment	-	969,369
Changes in assets and liabilities
(Increase) decrease in -
Accounts receivable	(1,793,442)	(5,313,198)
Other receivables	(113,109)	(372,119)
Inventory	271,257	1,173,255

Increase (decrease) in -
Accounts payable	(1,332,941)	314,443
Payroll Payable	354,890	513,828
Payroll Taxes payable	561	31,185
Unearned revenues	3,016,006	3,229,791
Other payables and accrued liabilities	249,451	750,937

Net cash provided by operating activities	17,682,373	14,427,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(4,952,859)	(265,109)
Advance to vendors for acquisition of property and equipment	(4,896,174)	-
Acquisition of property and equipment	(5,109,996)	(7,639,799)
Net cash used in investing activities	(14,959,029)	(7,904,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	234,526	578,508
Repayments on short-term loan	(900,278)	-
Proceeds from long-term loan	-	234,333
Repayments on long-term loan	(75,655)	(556,540)
Proceeds from stockholders' loan	3,026,143	310,000
Collection of loans to related party	-	2,448,629
Net cash provided by financing activities	2,284,736	3,014,930
EFFECT OF EXCHANGE RATE CHANGE ON CASH	373,670	(24)
NET INCREASE IN CASH	5,381,750	9,537,902
CASH, BEGINNING OF PERIOD	5,225,764	3,848,040
CASH, END OF PERIOD	$10,607,514	$13,385,942
Supplemental disclosures of cash flow information:
Interest paid	$89,639	$93,735

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

In connection with the acquisition in February 2010, the Company issued 20,500,000 shares of common stock to the shareholder of Risetime in exchange for all of the capital stock of Risetime (the “Share Exchange” or “Merger”). Upon the completion of the Merger, the shareholders of Risetime own 62.12% of the issued and outstanding capital stock of the Company and consequently control the business and operation of the Company. The acquisition was accounted for as a reverse acquisition since there was a change of control. Accordingly, Risetime and its subsidiaries are treated as the continuing entity for accounting purposes.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2010. Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

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

Accounts receivable

Accounts receivable consist of balances receivable for the charges of education services provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectable amounts. As of May 31, 2011 and August 31, 2010, total accounts receivable were $11,310,848 and $9,023,824 respectively, of which, $9,641,523 and $6,946,895, respectively represented tuition due from governmental organizations and associations under the impoverished student aid programs for the periods ended May 31, 2011 and August 31, 2010.

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become uncollectable. The assets are considered to be doubtful if the collectability of the balances become doubtful, accordingly, management estimates an allowance for anticipated uncollectable receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of May 31, 2011 and August 31, 2010, the allowance for doubtful accounts was $-0-.

Advances to vendors

Advances to vendors consisted of balances paid for the construction of buildings and facilities, acquisition of property, equipment and materials. Advances to vendors are reviewed at least annually by comparing with their respective fair values to determine whether their carrying value has become impaired. The Company has determined that no impairment reserve is necessary as of May 31, 2011 and August 31, 2010.

Intangible assets

Intangible assets are accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, "Intangibles-Goodwill and Other". Under ASC 350, intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Intangible assets with a finite useful life are amortized over their useful life.

Revenue recognition

The Company recognizes revenues in accordance with ASC 605 “Revenue Recognition” when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered, (iii) the fees are fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

(a)
Tuition revenue received for educational programs and services is recognized proportionately according to the progress of the students completing the educational programs in the school. Tuition paid in advance is recorded as unearned revenues.

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

Fair value of financial instruments

The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Earnings per share

Basic earnings per share (EPS) is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS includes the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company does not have any potential diluted shares outstanding as of May 31, 2011 and August 31, 2010.

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

Foreign currency translation

The Company’s condensed consolidated financial statements are presented in US dollars.  In accordance with ASC 830, “Foreign Currency Matters”, an entity's functional currency is the currency of the primary economic environment in which the entity operates. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi (“RMB”). The condensed consolidated financial statements of the Company have been translated into U.S. dollars. The financial statements are first prepared in RMB and then are translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	May 31, 2011	August 31, 2010	May 31, 2010
Period end exchange rate (RMB: US$)	6.4789	6.8074	6.8279
Average exchange rate for the period (RMB: US$)	6.6091	6.8178	6.8266

Note 3. RELATED PARTY TRANSACTIONS

The balance due to stockholder consists of the following:

	As of May 31,	As of August 31,
	2011	2010
Loan from Mr. Guangwen He (1)	$3,396,944	$310,000
Rental and other expenses payable to
Mr. Guangwen He (2)	213,062	-
Total	$3,610,006	$310,000

(1)
Represents loans from Mr. Guangwen He, the Chief Executive Office of the Company, which consist of a)  $310,000 interest free unsecured loan, with a term of two years and is payable on February 28, 2012. b)  $3,086,944 (RMB 20,000,000) interest free unsecured loan, with a term of three years and is payable on May 25, 2014 pursuant to a loan agreement the Company entered into with Mr. He on January 5, 2011 for the purpose of business expansion.

(2)	The Company rents office facilities from Mr. Guangwen He under a fifteen-year agreement for annual rental of US$ 77,174.

Note 4. SHORT-TERM LOANS

As of May 31, 2011, the short-term borrowings consisted of two loans. One loan for $463,042 (RMB 3,000,000) was received from Changsha Foundation for Education. The loan was unsecured and bears interest at 6% per annum, and matures on July 15, 2011. The second loan in the amount of $239,238 (RMB1,550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. This loan bears interest at 8.96% per annum until maturity on December 28, 2011. This loan is secured by one of the Company’s buildings with a cost of $354,999.

Note 5. LONG-TERM LOANS

The details of long-term loans outstanding as of May 31, 2011 are as follows:

			Interest
Lender	Term		rate	Principal
	From	To		RMB	US$
Long-term loan - Current Portion
Ningxiang Rural Credit Cooperative Union	Sep 1, 2009	Aug 21, 2011	8.64%	1,600,000	246,956
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,350,000	208,369
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,400,000	216,086
				4,350,000	671,411

The loans borrowed from Ningxiang Rural Credit Cooperative Union were collateralized by buildings with an aggregate cost of $1,125,476 and land use rights with an aggregate cost of $49,139.

For the three and nine months ended May 31, 2011 and 2010, the Company incurred $31,550, $102,854, $38,171and $91,724 interest expense on the above loans respectively.

Note 6.  TAXES

Corporation income tax (“CIT”) and business tax

The Company is governed by the Income Tax Law of the People's Republic of China ("PRC") concerning the private-run enterprises. The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. Some specific enterprises, organizations and schools could enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As long as the operation of the Company meets the requirements of these regulations, the Company is exempt from business tax and income tax. No income tax and business tax provisions were provided for the reporting period in accordance with the regulations of the relevant taxing authorities.

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

For the nine months ended May 31, 2011 and 2010, the Company has made appropriations in the amount of $3,788,658 and $2,930,914 to this statutory reserve, respectively. As of May 31, 2011 and August 31, 2010, the balances of the statutory reserve were $14,128,209 and $10,339,551, respectively.

Note 8.  SEGMENT INFORMATION

In accordance with ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is mainly engaged in providing vocational education service and vocational skills training service. The Company's chief operating decision maker ("CODM") has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments which are Vocational Education, Order-oriented Service, and Campus services. These three operating segments are also identified as reportable segments. The Company adjusted its operating segments and has reclassified results of all periods presented to conform to the revised operating segments disclosures as of May 31, 2011 and 2010.

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

For the three months ended May 31, 2011

	Vocational	Order-oriented	Campus	Unallocated
	Education	Service	Services	Amounts	Consolidated

Net revenues	10,001,591	-	6,864,329	-	16,865,920
Cost of revenues	5,217,384	-	5,631,626	-	10,849,010
Gross profit	4,784,207	-	1,232,703	-	6,016,910
Depreciation and amortization	353,574	11	256,114	86,016	695,715
Total capital expenditures	1,402,489	-	18,577	4,816,164	6,237,230

For the three months ended May 31, 2010

	Vocational	Order-oriented	Campus	Unallocated
	Education	Service	Services	Amounts	Consolidated

Net revenues	12,020,167	-	5,215,749	-	17,235,916
Cost of revenues	6,560,027	-	4,242,786	-	10,802,813
Gross profit	5,460,140	-	972,963	-	6,433,103
Depreciation and amortization	322,785	10	151,589	34,339	508,723
Total capital expenditures	1,959	-	1,783	838,714	842,456

For the nine months ended May 31, 2011

	Vocational	Order-oriented	Campus	Unallocated
	Education	Service	Services	Amounts	Consolidated

Net revenues	29,005,264	3,425,702	13,571,232	-	46,002,198
Cost of revenues	16,116,417	326,278	11,453,793	-	27,896,488

Gross profit	12,888,847	3,099,424	2,117,439	-	18,105,710

Depreciation and amortization	1,046,905	34	686,458	181,600	1,914,997
Total capital expenditures	2,681,043	-	2,923,649	9,354,337	14,959,029

For the nine months ended May 31, 2010

	Vocational	Order-oriented	Campus	Unallocated
	Education	Service	Services	Amounts	Consolidated

Net revenues	23,926,773	2,224,837	10,958,480	-	37,110,090
Cost of revenues	13,167,499	166,979	8,983,353	-	22,317,831

Gross profit	10,759,274	2,057,858	1,975,127	-	14,792,259

Depreciation and amortization	961,774	36	353,961	93,597	1,409,368
Total capital expenditures	1,489,003	-	2,626,414	3,789,491	7,904,908

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management's discussion and analysis is intended to help the reader understand the results of operations and financial condition of the Company. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes ("Notes") included in this Form 10-Q.

OVERVIEW

HQ Global Education Inc. (the "Company", "we", "us" or "our") is a Delaware corporation incorporated on January 22, 2008 and we are headquartered in Hunan Province, China. Currently, the Company's common stock is trading on the Over-the Counter Bulletin Board under the ticker HQGE.OB.

We are one of the leading vocational education service providers in China. We offer a wide range of educational programs and services through vocational secondary schools under "Customized Education" mode. Our business mainly focuses on various vocational skills training programs, remote network education, school logistic services, human resource services and development of educational materials. Our students come from 25 provinces and 26 ethnic groups, including graduates from junior high schools, senior high schools and junior colleges, unemployed people and rural labor force.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

Our chief operating decision maker ("CODM") is our Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, we have determined that we have three operating segments: Vocational Education, Order-oriented Service, and Campus services. These three operating segments are also identified as reportable segments.

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

Results of operations are a general reflection of our experience in providing customized educational programs, the operation time of our schools, the reputation of our schools, the scalability of our schools and the total number of students, all of which demonstrated a growth trend in the past years and are expected to expand in the future. Our expansion can be reflected specifically in the increase of our student enrollment, the development of new customized educational programs, the cooperation with more target employers, the education appropriations from local government for running new schools. It also will be reflected in our return from the investment on new business in the future. The number of students increased from 32,238 in the first semester of fiscal year 2010 to 36,926 in the second semester of fiscal year 2011.

The following table summarizes our unaudited condensed consolidated operating results for the three and nine months ended May 31, 2011 and 2010, respectively:

	For the three months ended				For the nine months ended
	May 31,		Comparison		May 31,		Comparison
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
	US$	US$	US$	%	US$	US$	US$	%

Revenues
-Fee based	10,001,591	12,020,167	(2,018,576)	(17)	32,430,966	26,151,610	6,279,356	24
-Service based	6,864,329	5,215,749	1,648,580	32	13,571,232	10,958,480	2,612,752	24
	16,865,920	17,235,916	(369,996)	(2)	46,002,198	37,110,090	8,892,108	24

Cost of revenues
-Fee based	(5,217,384)	(6,560,027)	1,342,643	(20)	(16,442,695)	(13,334,478)	(3,108,217)	23
-Service based	(5,631,626)	(4,242,786)	(1,388,840)	33	(11,453,793)	(8,983,353)	(2,470,440)	28
	(10,849,010)	(10,802,813)	(46,197)	0	(27,896,488)	(22,317,831)	(5,578,657)	25

Gross profit	6,016,910	6,433,103	(416,193)	(6)	18,105,710	14,792,259	3,313,451	22

Selling expenses	(259,593)	(268,893)	9,300	(3)	(599,303)	(512,651)	(86,652)	17
G&A expenses	(741,108)	(567,662)	(173,446)	31	(2,275,550)	(1,495,898)	(779,652)	52

Income from operations	5,016,209	5,596,548	(580,339)	(10)	15,230,857	12,783,710	2,447,147	19

Other expenses	(25,143)	(47,588)	22,445	(47)	(116,154)	(1,062,665)	946,511	(89)

Income taxes	-	-	-	-	-	-	-	-

Net income	4,991,066	5,548,960	(557,894)	(10)	15,114,703	11,721,045	3,393,658	29

For the three months ended May 31, 2011, we achieved total revenue of $16,865,920, representing a decrease of $369,996 or 2% as compared to $17,235,916 for the three months ended May 31, 2010. Our net income for the three months ended May 31, 2011 was $4,991,066, representing a decrease of $557,894 or 10% as compared to $5,548,960 for the same period of last year. For the nine months ended May 31, 2011, we achieved total revenue of $46,002,198, representing an increase of $8,892,108 or 24% as compared to $37,110,090 for the nine months ended May 31, 2010. Our net income for the nine months ended May 31, 2011 was $15,114,703, representing an increase of $3,393,658 or 29% as compared to $11,721,045 for the same period of last year.

Three Months Ended May 31, 2011 Compared With Three Months Ended May 31, 2010

Revenues, Cost of Revenues and gross profit by segment

	For the three months ended May 31,
	2011	2010	Amount	Percentage
Revenues
Vocational Education - fee based	$10,001,591	$12,020,167	$(2,018,576)	-17%
Order-oriented service - fee based	-	-	-
Campus Services - service based	6,864,329	5,215,749	1,648,580	32%
	16,865,920	17,235,916	(369,996)	-2%
Cost of Revenues
Vocational Education - fee based	5,217,384	6,560,027	(1,342,643)	-20%
Order-oriented service - fee based	-	-	-
Campus Services - service based	5,631,626	4,242,786	1,388,840	33%
	10,849,010	10,802,813	46,197	0%
Gross Profit
Vocational Education - fee based	4,784,207	5,460,140	(675,933)	-12%
Order-oriented service - fee based	-	-	-
Campus Services - service based	1,232,703	972,963	259,740	27%
	$6,016,910	$6,433,103	$(416,193)	-6%

(1)
Revenues from vocational education primarily consist of tuition and fees derived from the programs we offer and collected from students based on the fee standards that are filed and approved by the related local authorities. For the three months ended May 31, 2011, total tuition and miscellaneous fees decreased 17% compared to tuition and miscellaneous fees for the three months ended May 31, 2010. The decrease was mainly attributable to the following:

•
We had a cooperation agreement with Dongying Marttime School which was effective on September 1, 2009, whereby we provided the student recruiting services to the Dongying Maritim School in exchange for a fixed percentage of tuition. We achieved revenue of $2,276,965 during the third quarter of fiscal 2010. There was no further cooperation agreement with the Dongying Maritime School in fiscal 2011.

•
The second semester of fiscal 2011 began in February for four of our schools in Hunan province (Changsha HQ, Shaoshan HQ, Shaoshan and Shaoyang) and tuition and fees are proportionately recognized over five months from February to June. In fiscal 2010, the second semester ran from March to June in all of our schools and tuition and fees are proportionately recognized in the four months from March to June 2010. This also led to a decrease of revenue from vocational education for the three months ended May 31, 2011 over the same period of the prior year.

Costs of vocational education services mainly include salary and welfare of teachers, depreciation of teaching facilities and educational equipment, maintenance, and other expenses. For the three months ended May 31, 2011 we incurred a total costs of $5,217,384, representing a decrease of 20% as compared to $6,560,027 for the three months ended May 31, 2010. The decrease was mainly attributable to the following:

•
Decrease in cost of teaching materials. The second semester of fiscal 2011 began in February in four of our schools (Changsha HQ, Shaoshan HQ, Shaoshan and Shaoyang), whereas the second semester of fiscal 2010 started in March in all of our schools. Since teaching materials such as textbooks were distributed to students at the very beginning of each semester, the cost of teaching materials for the three months ended May 31, 2011 decreased by $390,405 to $420,771 when compared with the amount of $811,176 for the same period last year. For the same reason, the maintenance expense, incurred for the three months ended May 31, 2011 decreased by $439,017 compared to the same period of prior year.

•
Decrease in cost of school-running cooperation. In fiscal 2010, the Company received revenue from Shandong Dongying Maritime School on recruitment of Maritime students. During the third quarter of fiscal 2010, such revenue totaled $2,276,965 with a corresponding cost of $564,228. In fiscal 2011, the Company had no such cooperation with Shandong Dongying Maritime School. This lead to a decrease in the cost of school-running cooperation for the third quarter of fiscal 2011 compared to the same period of prior year.

(2)
Campus services primarily consist of canteen services and grocery sales. Due to the increase in the student enrollment and fee rates, revenues from our campus services increased by $1,648,580 to $6,864,329, an increase of 32%, for the three months ended May 31, 2011 as compared to revenues of $5,215,749 for the three months ended May 31, 2010. Our management believes that going forward, in addition to the student enrollment factor, revenues from campus services will also increase along with the increase in the service categories we provide to students.

Cost of campus services primarily consist of staff salary, depreciation of property and equipment used in providing campus services, and cost of food. The prices of most categories of food and other goods rose significantly in fiscal year 2011. In response to this, we increased the fee standards for food by 25% from February 2011. As a result, the gross profit margin of such service this quarter increased 27% as compared to the same period of prior year.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling Expenses

Our selling expenses primarily consist of expenses relating to advertising, business development, salary and staff welfare, and travel expenses for our marketing personnel. Our selling expenses decreased by $9,300 from $268,893 for the three months ended May 31, 2010 to $259,593 for the three months ended May 31, 2011, a decrease of 3%. The decrease was primarily attributable to decrease in repairs and maintenance expenses.

General and Administrative Expenses

Our general and administrative expenses primarily consist of (i) compensation and benefits of management team, administrative staff (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees and (iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $173,446 from $567,662 for the three months ended May 31, 2010 to $741,108 for the three months ended May 31, 2011, representing an increase of 31%. The increase was mainly attributable to the increase in professional service fees, office rental expense and amortization of intangible assets as a result of our business expansion.

Nine Months Ended May 31, 2011 Compared With Nine Months Ended May 31, 2010

Revenues, Cost of Revenues and gross profit by segment

	For the nine months ended May 31,
	2011	2010	Amount	Percentage
Revenues
Vocational Education - fee based	$29,005,264	$23,926,773	$5,078,491	21%
Order-oriented service - fee based	3,425,702	2,224,837	1,200,865	54%
Campus Services - service based	13,571,232	10,958,480	2,612,752	24%
	46,002,198	37,110,090	8,892,108	24%
Cost of Revenues
Vocational Education - fee based	16,116,417	13,167,499	2,948,918	22%
Order-oriented service - fee based	326,278	166,979	159,299	95%
Campus Services - service based	11,453,793	8,983,353	2,470,440	28%
	27,896,488	22,317,831	5,578,657	25%
Gross Profit
Vocational Education - fee based	12,888,847	10,759,274	2,129,573	20%
Order-oriented service - fee based	3,099,424	2,057,858	1,041,566	51%
Campus Services - service based	2,117,439	1,975,127	142,312	7%
	$18,105,710	$14,792,259	$3,313,451	22%

(1)
Revenues from vocational education primarily consisted of tuition and fees derived from the programs we offered and collected from students based on the fee standards that are filed and approved by the related local authorities. For the nine months ended May 31, 2011, total tuition and miscellaneous fees had an increase of 21% as compared to tuition and miscellaneous fees for the nine months ended May 31, 2010. The increase was the result of increases in our student enrollment and tuition rates as well as the expansion of our business.

•
Our student enrollment increased to 37,408 and 36,926 for the first and second semester of fiscal 2011 as compared to 32,238 and 34,477 for the first and second semester of fiscal 2010, representing an increase of 16% and 7%. Our order-oriented education mode, excellent job placement rate and great reputation have attracted a greater number of students to study in our schools.

•	Our tuition rates for fiscal year 2011 increased 11% compared with fiscal year 2010. The increase in tuition rates also led to the increase in revenue.

Cost of vocational education services mainly includes salary and welfare of teachers, depreciation of teaching facilities and educational equipment, maintenance, and other expenses. For the nine months ended May 31, 2011 we incurred total cost of $16,116,417, representing an increase of 22% as compared to $13,167,499 for the nine months ended May 31, 2010. The increase was mainly attributable to the following:

•
Increase in faculty and staff members in schools. The commencement of operation of the new school and the increase in student enrollment led to an increase in faculty and staff members. Besides, the Company increased the pay rates for teachers to improve their income levels. Therefore, salary and welfare for the nine months ended May 31, 2011 increased $549,478 as compared with the amount for the same period of the prior year.

•
Increase in cost of school-running cooperation. The Company has put more efforts in expanding the scale of continuing education in fiscal year 2011. For the first and second semester of fiscal 2011 the total number of students enrolled in continuing education program was 3,756 and 3,839, representing an increase of 113% and 90% when compared with the number of students for the same period of last year. This led to an increase of $859,021 or 51% in cost of school-running cooperation as compared with the nine months ended May 31, 2011.

•
Increase in depreciation expenses. With the expansion of business and acquisition of assets including construction of buildings and acquisition of teaching facilities, related depreciation expenses increased accordingly. Depreciation expenses for the nine months ended May 31, 2011 increased $422,323 or 32% when compared with depreciation expenses for the same period the prior year.

(2)
Order-oriented services refer to off-campus internship arrangement and job placement service provided to our students. Revenues generated from order-oriented services for the nine months ended May 31, 2011 was $3,425,702, representing an increase of $1,200,865 or 54% when compared to $2,224,837 for the nine months ended May 31, 2011. The significant increase in our order-oriented education revenue is mainly attributable to the increase of fee rates we charged to our students and enterprises. The fixed management fees we charged to our students per month increased approximately 50%, and our commission fees charged to enterprise sponsors increased approximately 260% for the first semester of fiscal 2011 compared with the same period the prior year.

Cost of Order-oriented services mainly includes salaries of teachers and staff, travel expenses of students from our schools to the enterprise clients, and management’s travel and meeting expenses incurred with enterprise clients. Order-oriented service cost for the nine months ended May 31, 2011 increased $159,299 or 95% when compared to $166,979 for the nine months ended May 31, 2010.

(3)
Campus services primarily consist of canteen services and grocery sales. Due to the increase in the student enrollment, revenues from our campus services increased by $2,612,752 to $13,571,232, an increase of 24%, for the nine months ended May 31, 2011 as compared to revenues of $10,958,480 for the nine months ended May 31, 2010. Our management believes that going forward, in addition to the student enrollment factor, revenues from campus services will also increase along with the increase in the service categories we provide to students.

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

Selling Expenses

Our selling expenses primarily consist of expenses relating to advertising, business development, salary and staff welfare, and travel expenses for our marketing personnel. Our selling expenses increased by $86,652, from $512,651 for the nine months ended May 31, 2010 to $599,303 for the nine months ended May 31, 2011, an increase of 17%. The increase was primarily attributable to increase in staff compensation, travel and advertizing expenses as a result of our business expansion.

General and Administrative Expenses

Our general and administrative expenses primarily consist of (i) compensation and benefits of the management team, administrative staff (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees and (iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $779,652 from $1,495,898 for the nine months ended May 31, 2010 to $2,275,550 for the nine months ended May 31, 2011, representing an increase of 52%. The increase was mainly attributable to the following:

(1)
The operation of the new schools and an increase in the student enrollment. Tianzhen HQ Vocational School commenced operations in September 2010 and we employed more management personnel for this new school. Meanwhile the increased student enrollment in the other schools demanded additional management personnel. This led to an increase of $124,352 in salaries and welfare, representing an increase of 21%.

(2)
The professional services fees mainly include legal fees, audit fees, secretary service fees and consulting fees. We incurred $251,467 professional services fees for the nine months ended May 31, 2011 primarily for our recent financing activities. However, there was only $41,967 in professional services fees incurred during the same period the prior year, which led to an increase of $209,500 of general and administrative expenses.

Other expenses

Other expenses primarily consisted of donations to Changsha Foundation for Education, a fine for the termination of office rental agreements and a loss on disposal of property and equipment. Other expenses decreased $946,511 from $1,062,665 for the nine months ended May 31, 2010 to $116,154 for the nine months ended May 31, 2011. This decrease was mainly due to the disposition of aged equipment during the nine months ended May 31, 2010, while there was no disposal of property and equipment during the nine months ended May 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been generated from our operating activities, short-term financing from banks in China and from our majority stockholder.

As of May 31, 2011, short-term borrowings consisted of two loans. One loan of $463,042 (RMB 3,000,000) was borrowed from Changsha Foundation for Education. Another loan in the amount of $239,238 (RMB1, 550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. The current portion of our long-term loans consisted of three loans from Ningxiang Rural Credit Cooperative Union with total amount of $671,411.

As of May 31, 2011, we have two loans from Mr. Guangwen He, majority stockholder of the Company. One loan of $310,000 is unsecured, bears no interest, with term of two years and is payable on February 28, 2012. Another loan in the amount of $3,086,944 (RMB 20,000,000) is unsecured, bears no interest, with a term of three years and is payable on May 25, 2014.

We anticipate that we will be able to meet both our short-term cash needs, as well as our needs to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.

Operating Activities

For the nine months ended May 31, 2011, the increase in net cash flows provided by operating activities was primarily attributable to an increase of approximately $3.4 million in our net income for the nine months ended May 31, 2011 as compared to net income for the same period in fiscal 2010 and the collection in unearned revenue of approximately $3 million. With the increase in student enrollment and business expansion, we benefit from a steady and consistent flow of revenues from different operating divisions, and with effective cost control measures, a steady increase in cash flows provided by operating activities is expected in future. These increases are offset by a decrease in accounts payable of approximately $1.3 million and an increase in accounts receivable of approximately $1.8 million.

Investing Activities

For the nine months ended May 31, 2011, net cash flows used in investing activities were $14,959,029, representing an increase of $7,054,121 as compared with the cash flows used in investing activities of $7,904,908 for the nine months ended May 31, 2010. The cash used in investing activities is mainly for the advance payment to vendors for the construction of buildings, the acquisition of school facilities and land use rights for Shaoshan Vocational Secondary School, Shaoyang Industrial Vocational Technical School, Sichuan Tianquan Vocational School, Sichuan Lushan Vocational School and Tianzhen HQ Vocational School.

Financing Activities

For the nine months ended May 31, 2011, net cash flows provided by financing activities were $2,284,736, representing a decrease of $730,194 in net cash flows as compared with net cash provided by financing activities of $3,014,930 for the nine months ended May 31, 2010. We received $234,526 and repaid $975,933 bank loans during the nine months ended May 31, 2011. But during the nine months ended May 31, 2010 we received $812,841 and only repaid $556,540 bank loans. Proceeds from stockholder’s loan amounted to $3,026,143 during the nine months ended May 31, 2011, an increase of $2,716,143 as compared with $310,000 proceeds from stockholder’s loan in the nine months ended May 31, 2010. For nine months ended May 31, 2011 and 2010, we collected $-0- and $2,448,629, respectively, for loans to related party.

OFF BALANCE SHEET ARRANGEMENTS

None.

SEASONALITY AND TRENDS

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to a flexible educational calendar year. Our revenues historically fluctuated quarterly and have generally been the highest in the first quarter of our fiscal year due to educational calendar year-start spending trends in our major markets. Furthermore, holidays, especially the Chinese New Year, have generally delayed the performance of the revenues in the relevant quarters ended February and August. Our expenses, however, do not vary significantly over the course of the year with changes in our student population and net revenues. We expect quarterly fluctuations in operating results to continue as a result of our flexible educational calendar year and arrangement of students’ vacation.

CONTINGENCIES

The Company is not currently a party to any legal proceedings, investigations or claim which in the opinion of our management is likely to have a material adverse effect on the business financial condition or result of operations. The Company has not recorded any legal contingencies as of May 31, 2011.

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

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, management estimates an allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of May 31, 2011 and August 31, 2010, the allowance for doubtful accounts was $-0-. If we were to apply a hypothetical increase of 1% in estimating allowance for doubtful accounts for the period and year ended May 31, 2011 and August 31, 2010, respectively, the provision for bad debt expenses would increase by $113,108 and $90,238, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets as of May 31, 2011 and August 31, 2010.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Intangibles-Goodwill and Other ". Under ASC 350, other intangible assets deemed to have indefinite useful lives are not amortized. Indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Intangible assets with a finite useful life are amortized over their useful lives. Intangible assets consist of land use rights which are granted by PRC government for a term of 50 years. The Company does not have any indefinite –lived intangible assets as of May 31, 2011 and August 31, 2010.

INCOME TAX

The Company did not generate any taxable income outside of the PRC for the nine months ended May 31, 2011 and 2010 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  In the event the PRC government determines that the Company is no longer exempt from income taxes, the Company would be subject to a statutory tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company was incorporated in the United States and, accordingly, is governed by the income tax laws of the United States. The Company incurred a net operating loss for U.S. income tax purposes. This loss carry forward, which may be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. The net operating loss gives rise to a deferred tax asset.  However, the management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at the balance sheet dates against its deferred tax asset. The management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance on May 31, 2011 was the same as August 31, 2010.

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

As of May 31, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, on the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 14, 2011	HQ Global Education Inc.

	By:	/s/ Guanwen He
Guanwen He
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yunjie Fang
Yunjie Fang
Chief Financial Officer
(Principal Financial and Accounting Officer)