Form 10-K
period 2011-08-31
HQ Global Education Inc.
filed 2011-12-14
CIK 1430872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.) ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2011, the last business day of the Company's second fiscal quarter, was $31,375,000 (12,500,000 shares of common stock held by non-affiliates) based upon the closing price of $2.51 as quoted by OTC Bulletin Board on such date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

33,000,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 30, 2011.

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

OVERVIEW

HQ Global Education Inc. (the "Company", "we", "us" or "our") is a Delaware corporation incorporated on January 22, 2008.  We are headquartered in Hunan Province, China. Currently, the Company's common stock is trading on the Over-the Counter Bulletin Board under the ticker HQGE.OB.

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

Since we started operations in 1994, we have had approximately 115,270 cumulative student enrollments. For the twelve months ended August 31, 2011, we had 15,118 newly-enrolled students. We deliver our educational programs to students through eleven schools and have approximately 3,070 faculty members as of August 31, 2011.

We have experienced significant growth in our business in recent years. For the year ended August 31, 2011, our total revenue was $55,572,631, representing an increase of $8,517,325 or 18.1% as compared with $47,055,306 for the year ended August 31, 2010. Our gross profit for the year ended August 31, 2011 was $21,283,067, representing an increase of $3,351,280 or 18.7% as compared with $17,931,787 for the prior year. For the years ended August 31, 2011 and 2010, net revenues from our "Customized Education" accounted for 15.5% and 13.0%, respectively. Our net income increased from $13,569,003 for the year ended August 31, 2010 as compared to $16,763,394 for the year ended August 31, 2011, demonstrating an annual growth rate of 23.5%.

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

We operate four private secondary vocational schools (Changsha Huanqiu Vocational Secondary School (“Changsha Huanqiu”), Shaoshan Huanqiu Vocational Technical Secondary School (“Shaoshan Huanqiu”), New HQ Technical and Tianzhen Huanqiu Vocational Secondary School(“Tianzhen Huanqiu”)) and two public secondary vocational school (Shaoshan Vocational School, Zhangwu Vocational Secondary School ) in China through Oya. Changsha Huanqiu and Shaoshan Huanqiu are owned by Mr. Guangwen He. New HQ Technical, Tianzhen Huanqiu and Zhangwu are directly owned by Oya. Through Changsha Huanqiu, we operate five public secondary vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School. For a description of these arrangements, see " Two Contractual Arrangements for the Operation of Private Vocational Schools" and " Seven Contractual Arrangements for the Operation of Seven Public Vocational Schools".

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

As a result of the reverse acquisition, Green Star acquired 100% of the capital stock of Risetime and consequently, control of the business and operations of Risetime and its affiliated entities. Prior to the reverse acquisition, Green Star was in the development stage engaged in the acquisition and exploration of mining properties and had not yet realized any revenues from operations. From and after the closing of the Share Exchange Agreement, Green Star's primary operations consist of the business and operations of Risetime, which are conducted by Oya and its affiliated entities.

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

The structure after the reverse acquisition is illustrated as below:

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

Following the reverse acquisition, we, through our Chinese consolidated entities, provide vocational education and vocational skill training services to a variety of students throughout China. Our executive office is located at 27th Floor, BOBO Fortune Center, No.368, South Furong Road, Changsha City, Hunan Province, PRC, 410007, our telephone number is (86 731) 8887 3727, and our fax number is (86 731) 8871 9797. Our website is www.hq-education.com. Information on our website or any other website is not a part of this annual report.

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

TWO CONTRACTUAL ARRANGEMENTS FOR THE OPERATION OF PRIVATE VOCATIONAL SCHOOLS

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

SEVEN CONTRACTUAL ARRANGEMENTS FOR THE OPERATION OF PUBLIC VOCATIONAL SCHOOLS

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

JOINT SCHOOL-RUNNING AGREEMENT WITH RESPECT TO ZHANGWU SECONDARY VOCATIONAL SCHOOL. On July 13, 2011, Oya entered into a Joint School-Running Agreement with the People's Government of Zhangwu County. The term of the joint operation is 30 years, from July 20, 2011 to September 1, 2041. During the term of the joint operation, Oya has the right to run and manage Zhangwu Vocational Secondary School, to appoint personnel, to accumulate working capital and to distribute profits.

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

Vocational education has also gained support from the Chinese government. The Chinese government believes that there should be more vocational schools and graduates than degree colleges and graduates for the overall expansion of China's economy. All levels of government are required to speed up the development of vocational education system in their respective regions. In 2005, the State Council issued THE DECISION ON PROMOTING THE VOCATIONAL EDUCATION, which sets the state policy to speed up the development of secondary vocational education. Moreover, vocational education has been listed as one of major development objectives in the Eleventh Five-year Development Plan of China. More information is available at http://english.gov.cn/2005-10/11/content_76462.htm.

OUR STRENGTHS

We believe that the following competitive strengths contribute to our success and differentiate us from our competitors:

WELL RECOGNIZED VOCATIONAL EDUCATION BRAND IN CHINA. With a 17-year history, our"HQ" brand is a well-recognized brand in China. We have received numerous awards and recognitions. For example, Changsha Huanqiu has been granted the title of "State-level Key Secondary Vocational Schools" by the Ministry of Education of the People's Republic of China; Tianquan Vocational School and Shaoshan Vocational School have been awarded as "Provincial Key Schools" by the Department of Education of Sichuan Province and Hunan Province, respectively; Changsha Huanqiu has been granted the title of "Famous Non-government Funded School" and the "Entity with Outstanding Contributions" by the Chinese People's Political Consultative Conference (the "CPPCC"); and the title of "Outstanding School-running Entity" by Hunan Provincial Government. Furthermore, the achievements of the Company have been widely reported by news media, such as CCTV, the People's Daily, Guangming Daily, Hong Kong Wenhui Daily, and Gov.cn, the Chinese Central Government's Official Web Portal. We believe that our established "HQ" brand allows us to further expand our market share in existing markets and target new markets and areas of vocational education.

SUCCESSFUL ORDER-ORIENTED EDUCATION MODE. Order-oriented Education, or "Customized Education", is essential to the success of the Company. Order-oriented Education refers to the educational program that tailors vocational education and training via cooperation agreements between us and various enterprises. Under Order-oriented Education, we design and offer courses to meet the specific needs of target employers. We first try to understand the requirements of the industry, such as the specific skills and the number of potential employees that are needed, and sign cooperation contracts with the enterprises. "Order-oriented Education" reflects the resource sharing between schools and enterprises. It benefits our students in their job hunting endeavors after graduation. As a consequence, student recruitment witnessed a significant expansion in recent years for our eleven schools, and up to the twelve months ended August 31, 2011, the employment rate remained 100% for the students who graduated from our educational programs. We set up cooperative relationships with 128 enterprises as of August 31, 2011, to carry out the customized training program.

EXTENSIVE PROGRAM AND SERVICE OFFERINGS. We offer a wide range of educational programs and services to a varied student population with diverse career development needs. Our offerings primarily consist of various levels and types of vocational training programs for graduates from junior secondary schools, high schools and colleges, unemployed people and rural labor force, customized pursuant to the need and requirement of our cooperating enterprises. As ofAugust 31, 2011, we had the following 17 categories of programs available forenrollment: Mould Design and Manufacture, Numerical Control Technology, Computerand Computer Application, Computer Information Management, Computer SoftwareEngineering, Computer-aided Design, Computer Repair and Maintenance, Computer Network Engineering, Apparel Design and Technique, Electronic Commerce, Accounting, Tour and Hotel

Management, Secretary, Electronic Technology Application, Electronic & Electrical, International Trade and Electromechanical Integration. These 17 categories include about sixty programs. We believe the breadth and the diversity of our programs and services increase our addressable markets and enhance our overall revenue stability.

BROAD NATIONAL SCALE AND NETWORK. We have a broad national scale and network as compared to other providers of vocational educational services in China. We deliver our educational programs and services through a physical network of eleven schools, located in Hunan Province, Sichuan Province and Shanxi Province, as of August 31, 2011. We typically locate our schools in and around selected area with large amount of labor force supply. We believe this strategy allows us to leverage the geographic difference of labor force supply and efficiently attract prospective students.

SUCCESSFUL TRACK RECORD. We were founded in 1994 by our Chairman and Chief Executive Officer, Guangwen He. Since then, we have developed ourselves from a single school to educational group providing a wide range of educational programs and services to a varied student population with diverse career development needs in China. We have demonstrated significant growth in our business since our inception, especially in recent years. Our school network increased from one schools in 1994 to eleven schools as of August 31, 2011. The number of students increased from 34,000 for the year ended August 31, 2005 when we operated one vocational school, to approximately 115,270 for the eleven schools we operated during the year ended August 31, 2011. Our total net income increased from $13,569,003 for the year ended August 31, 2010 as compared to $16,763,394 for the year ended August 31, 2011, representing an increase of $3,194,391 or 23.5%.

EXPERIENCED MANAGEMENT TEAM WITH A PASSION FOR EDUCATION. Our board members have an average of approximately 17 years of experience in the education industry. Our senior management team is committed to and passionate about education. They are familiar with the vocational education sector and relevant regulatory environment in China and continue to be actively involved in our management and strategic planning. In particular, Mr. Guangwen He, our Chairman and Chief Executive Officer, is a renowned expert in vocational education with over 17 years of experience in the education industry and is a leader in the vocational education community in China. He has served as director of the Association for Non-Government Education of China, vice president of Association for Non-Government Education of Hunan Province, vice president of Association for Non-Government Education of Changsha City, and vice president of the Education, Science, Culture and Health Board of 10th Changsha CPPCC. He has been selected as an Expert Enjoying Special Government Allowances of the State Council. We believe that our management team's passion for education and extensive experience in the vocational education sector and relevant regulatory environment in China have enabled us to successfully manage our operations and growth, promote our brand and achieve our goals.

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

STRENGTHEN OUR COOPERATION WITH ENTERPRISES. We will fully utilize our educational resources and try to keep 100% student employment rate. With the increase in student enrollment, more students will be arranged to work off-campus for our cooperative companies during winter and summer vacations. This will result in the increase in our revenue of such kind of service both for enterprises and our students. Our target is to increase the number of the enterprises which have cooperation relationships with us from 128 currently to 200 in the near future; especially the world top 500 enterprises are preferred.

INTEGRATE EDUCATIONAL RESOURCES AND FORM TEN BUSINESS DIVISIONS. To achieve stable, sustainable and fast development, the Company has formed ten business divisions to integrate market educational resources by the end of fiscal year 2010. Each division has an experienced manager responsible for its operation and will complete its integration in the fiscal year 2012. We will start to assess the performance of these ten business divisions in the fiscal year 2012 and expect to see their great vitality in the reports for the fiscal year 2012. These business divisions are as follows: secondary vocational education division, remote network education division, vocational certification division, short-term training division, human resources division, pre-school education division, campus services division, teaching materials development and marketing division,   continuing education division and order-oriented education division.

ENHANCE BRAND IMAGE BUILDING. To seek sustainable development, we will enhance image building of our brand and create distinctiveness of our brand. Management believes this is essential for a stable long-term growth. We will see continuous improvement in the core capacity of our management, marketing and auditing teams as well as in our overall business capability.

OUR NETWORK

As of August 31, 2011, we deliver our education programs and services to students through a network of eleven schools, five of which are in Hunan province, four are in Sichuan province, one is in Shanxi province and the other one is in Liaoning province and we have enrolled students in 25 provinces across China.

In addition, as we have had about 115,270 student enrollments since our inception, we have an extensive network of students and alumni. This network has been essential in promoting our brand and our programs, services and products by word-of-mouth referrals and through our students' and alumni's career achievements.

The following table sets forth information concerning our schools as of August 31, 2011.

		Newly Enrolled Students during the
School	Location	year ended August 31, 2011

Changsha Huanqiu and New HQ technical	Hunan Province	3,247
Shaoshan Huanqiu	Hunan Province	2,238
Shaoshan Vocational School	Hunan Province	580
Shaoyang Vocational School	Hunan Province	713
Tianquan Vocational School	Sichuan Province	966
Shimian Vocational School	Sichuan Province	832
Lushan Vocational School	Sichuan Province	630
Yingjing Vocational School	Sichuan Province	785
Tianzhen Huanqiu	Shanxi Province	5,127
Zhangwu Vocational School	Liaoning Province	-
TOTAL		15,118

BUSINESS MODEL

ORDER-ORIENTED EDUCATION

Mr. Guangwen He is the founder and CEO of Oya, the principal of Changsha Huangqiu and Shaoshan Huanqiu. He has been engaged in vocational education since 1994. With 17 years' experience in education industry, Mr. He has become a renowned expert in vocational education. Since the publication of Mr. He's book on "order-oriented education" by Hunan Science and Technology Press in 2006, "Order-oriented Education" has become our main operation mode. Over the past years, we have witnessed a fast development through school-enterprise cooperation under our order-oriented education mode.

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

ORDER-ORIENTED EDUCATION FLOW CHART

Step I	Place Order	Employing enterprises sign an agreement on training with school (the "Training Order")

Step II	Set Tuition	The school applies to governmental pricing authority for approval of the tuition standard for new programs, if any, and to obtain tuition permission accordingly.

Step III	Establish Programs	The school establishes programs.

Step IV	Recruit students	The school recruits students independently, or Recruit Students via: (See Student Recruitment section for details) Government poverty relief offices Local Education authorities.

Step V	Students study in the school	Students take courses and receive trainings.

Step VI	Off-campus internships	Students are sent to various enterprises for internships, according to respective Training Order.

Step VII	Students return to school	Students return to school to take further professional courses, take the final exams and then graduate.

Step VIII	Students get employed	Enterprises choose graduates and sign employment agreements with them.

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

JOINTLY-RUN PUBLIC SCHOOLS. Oya operates two public secondary vocational school (Shaoshan Vocational School and Zhangwu Secondary Vocational School) in China through contractual arrangements. Changsha Huanqiu operates five public secondary vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School through contractual arrangements. For a description of these arrangements, see "Two Contractual Arrangements for the Operation of Private Vocational Schools" and " Seven Contractual Arrangements for the Operation of Public Vocational Schools".

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

MAIN TRAINING PROGRAMS

We offer a total of approximately 60 programs under 17 categories. Below is a list of our most-attractive key programs:

1.Mechanical Design and Manufacture

Length of Program: 3-4 years

Program objectives: To produce intermediate and senior technicians capable of computer-aided design, mechanical design and manufacture, equipment manufacture, maintenance, debugging and management.

Target Jobs: CAD/CAM design, production and equipment management in mechanical manufacture industry.

2. Mechanical Design and Automaton

Length of Program: 3-4 years

Training Objectives: To produce intermediate and senior technicians capable of modern mechanical manufacturing, basic automation theory, and design, manufacturing, control and management of modern mechanical equipment.

Target Jobs: Installation, debugging, maintenance and management of machinery for manufacturing enterprises, sale and manufacture of electromechanical equipment.

3.Numerical Control Technology

Length of Program: 3 years

Training Objectives: To produce senior technicians capable of NC principle, NC programming, NC processing, NC equipment operation, debugging, repair and technical management.

Target Jobs: NC programming, NC equipment operation, maintenance and technical management, NC design selling and after-sales service in manufacturing enterprises.

4.Mold Design And Manufacture

Length of Program: 3-4 years

Training Objectives: To produce senior technicians specializing in mold processing technique, mold fabrication and repair.

Target Jobs: Mold design, manufacture and repair, mold equipment installation, debugging, maintenance and management in industries of machinery, electronics, electric appliance, light industry and plastic.

5.Computer-aided Design And Manufacture

Length of Program: 2 years

Training Objectives: To produce senior technicians capable of CAD and CAM technologies.

Target Jobs: Computer-aided design and manufacturing of machinery, secondary development of mechanical CAD software and technical management.

6.Computer and Computer Application

Length of Program: 1-3 years

Training Objective: To produce technicians with a solid computer foundation and basic skills and specializing in computer repair and maintenance, network engineering, computer installation, debugging and software application on the front line of production and service.

Target Jobs: computer operation and management in enterprises and public service entities, and technicians in computer companies.

7.Electronic Technology Application

Length of Program: 1-3 years

Training Objectives: To produce technicians having a good command of fundamental theories and professional theories related to electronics and household electric appliances and having skills in electronic product application and repair.

Target Jobs: Technicians and technique designers of electronic product companies.

8.Electronic Commerce (Secretary)

Length of Program: 2 years

Training Objectives: To produce intermediate and senior technicians having a good command of office automation, secretarial skills and other professional skills.

Target Jobs: Secretaries in enterprises, public service entities, and financial institutions.

9.Apparel Design And Technique

Length of Program: 2 years

Training Objectives: To produce personnel specializing in clothing design, manufacturing and management.

Target Jobs: Apparel design, new product development, costume production technique and inspection in apparel enterprises.

MARKETING AND STUDENT RECRUITMENT

PROSPECTIVE STUDENTS

Our prospective students include graduates from junior secondary schools, high schools and colleges, unemployed people and the rural labor force. Currently, we have students coming from 25 provinces across China. Our students live in the dorms of the corresponding schools where they study. The average accommodation fee is RMB310 (approximately $47) per student each semester.

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

As of August 31, 2011, we have 3,070 faculty members in total, We engage 1,192 of the employees on a full-time basis and 1,778 on a part-time basis.

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

We believe that the principal competitive factors in our markets include the following:

*	brand recognition;
*	employment rate for graduates;
*	overall student experience;
*	ability to effectively market programs, services and products to broad base of prospective students;
*	scope and quality of program, service and product offerings; and
*	alignment of programs, services and products catering to specific needs of students and employers.

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

INTELLECTUAL PROPERTY

TRADEMARKS

We have registered two trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce, PRC, as follows:

Trademarks	Registered Owner	Certificate No.	Valid Term

	Hunan Oya Education Technology Co., Ltd.	No.4025352	April 14, 2007 to April 13, 2017

	Hunan Oya Education Technology Co., Ltd.	No.3968713	April 28, 2007 to April 27,2017

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

GOVERNMENT REGULATIONS

Because our principal operation is in the PRC, our business is regulated by the national and local laws of PRC. We believe our business is in compliance with existing PRC laws, rules and regulations.

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

THE VOCATIONAL EDUCATION LAW
The Vocational Education Law of China, or the Vocational Education Law, was enacted on May 15, 1995. Under the Vocational Education Law, China encourages institutions, non-governmental organizations, other public organizations and individual citizens to establish vocational schools and vocational training institutions in accordance with relevant regulations. Measures for the establishment of vocational schools and vocational training institutions within Chinese territory by a foreign organization or individual shall be formulated by the State Council. The Vocational Education Law sets forth the basic conditions for the establishment of vocational schools and training institutions. The Vocational Education Law also sets forth provisions on the joint establishment and operation of vocational education schools and institutions. Our consolidated Chinese entity, Oya has entered into Joint School-Running Agreements with the People's Government of local cities for the joint operation of Shaoshan Vocational School and Zhangwu Secondary Vocational School. Changsha Huanqiu has entered into Joint School-Running Agreements with relevant government authorities for the joint operation of five public vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School.

THE LAW FOR PROMOTING PRIVATE EDUCATION (2003) AND THE IMPLEMENTATION RULES FOR THE LAW FOR PROMOTING PRIVATE EDUCATION (2004)
The Law for Promoting Private Education (2003) became effective on September 1, 2003, and its implementing regulations, the Implementation Rules for the Law for Promoting Private Education (2004), became effective on April 1, 2004. Under these regulations, "private schools" are defined as schools established by individuals or private social organizations using private funds. Private schools providing degree education, pre-school education, education for self-study aid and other academic education are subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training are subject to approvals from the authorities in charge of labor and social welfare. An approved private school will be granted an operating permit, and it must be registered with the MCA or its local counterpart as a privately run non-enterprise legal person. Our private vocational schools, Changsha Huanqiu ,Shaoshan Huanqiu and Tianzhen Huanqiu, have obtained operating permits and have been registered with the relevant local office of the MCA.

The operation of private schools is highly regulated. For example, the types and amounts of fees charged by private schools offering certifications must be approved by the relevant governmental authority and be publicly disclosed, and the types and amounts of fees charged by private schools that do not offer certifications need only be filed with the relevant governmental authority and be publicly disclosed. Our consolidated private schools, Changsha Huanqiu, Shaoshan Huanqiu and Tianzhen Huanqiu, currently offer certifications to students, and the charged fees have been approved by the local price control administrations and publicly disclosed.

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

EMPLOYEES

As of August 31, 2011, we employed a total of 3,070 employees. We engage 1,192 of the employees on a full-time basis and 1,778 on a part-time basis.

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

We have obtained land use right to the following plots of lands:

					Form of	Expiration
No. Certificate No.		User of the Land		Area (m2)	Acquisition	Date	Encumbrances

1	Shao Guo Yong (2010)	Oya		27,283	By Transfer	5/25/2060	N/A
	No. 10091

2	Shao Guo Yong (2009)	Oya		15,807.9	By Transfer	5/13/2059	N/A
	No. 09130

3	Ning (1) Guo Yong (2000)	Changsha Huanqiu		2,053.975	By Transfer	6/17/2049	Pledged to Ningxiang
	No. 0050						County Lijingpu Credit
							Union. Pledge Period:
							11/13/2008 - 11/13/2011

4	Ning (1) Guo Yong (2000)	Changsha Huanqiu		3,935	By Transfer	3/18/2050	N/A
	No. 0051

5	Ning (1) Guo Yong (2000)	Changsha Huanqiu		1,388.65	By Administrative	N/A	N/A
	No. 0124				Grant

6	Ning (1) Guo Yong (2002)	Changsha Huanqiu		15,124.8	By Transfer	10/23/2051	N/A
	No. 159

7	Ning (2) Guo Yong (2003)	Yabin Zhong*		228	By Transfer	12/31/2070	N/A
	No. 2142

8	Ning (2) Guo Yong (2008)	Yabin Zhong*		494.8	By Transfer	12/22/2059	N/A
	No. 1226

9	Ning (2) Guo Yong (2002)	Guangwen He *		192	By Transfer	10/30/2070	N/A
	No. 1245

10	Ning (1) Guo Yong (2000)	Hunan Changsha		629	By Transfer	3/13/2065	N/A
	No. 0039	Binshan Industry
		Co. Ltd. *

11	Ning (1) Guo Yong (2000)	Hunan Changsha		3,550.15	By Transfer	9/5/2050	N/A
	No. 0104	Binshan Industry
		Co. Ltd. *

12	Ning (2) Guo Yong (2002)	Guangwen He *		3,991.7	By Transfer	7/25/2052
	No. 01035
The land use right of the plot of land affiliated to the building (Certificate No: Ning Fang Quan Zheng Li Jing Pu Zi No.00037613) has been pledged to Ningxiang County Lijingpu Credit Union. Pledge Period: 11/13/2008 - 11/13/2011

13	Tian Guo Yong (2011)	Oya	1	21,319	By Transfer	2061	N/A
	No.0305003

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

BUILDING OWNERSHIP

We have ownership of the following buildings:

No.	Certificate No.	Owner	Area (m2)	Encumbrances

1	Ning Fang Quan	Ningxiang Huanqiu	1,659.13	N/A
	Zheng Li Jing	Computer Training
	Pu Zi No.00010484	School**

2	Ning Fang Quan	Ningxiang Huanqiu	1,231.51	N/A
	Zheng Li Jing	Computer Training
	Pu Zi No.00010482	School**

3	Ning Fang Quan	Ningxiang Huanqiu	1,144.78	N/A
	Zheng Li Jing	Computer Training
	Pu Zi No.00010483	School**

4	Ning Fang Quan	Yabin Zhong*	624.36	N/A
	Zheng Li Jing
	Pu Zi No.00037614

5	Ning Fang Quan	Yabin Zhong*	1056.12	N/A
	Zheng Li Jing
	Pu Zi No.00015919

6	Ning Fang Quan	Yabin Zhong*	614.41	N/A
	Zheng Li Jing
	Pu Zi No.00015918

7	Ning Fang Quan	Guangwen He*	3203.95	Pledged to Ningxiang County Lijingpu Credit Union.
	Zheng Li Jing			Pledge Period 11/13/2008 - 11/13/2011
	Pu Zi No.00037613

8	Ning Fang Quan	Guangwen He*	1166.2	N/A
	Zheng Li Jing
	Pu Zi No.00037611

9	Ning Fang Quan	Hunan Changsha Binshan	3155.95	Pledged to Ningxiang County Lijingpu Credit Union.
	Zheng Yu Tan	Industry Co. Ltd. *		Pledge Period 12/28/2010 - 12/28/2012

	Zi No.00015465

10	Ning Fang Quan	Hunan Changsha Binshan	2911.5	Pledged to Ningxiang County Lijingpu Credit Union.
	Zheng Yu Tan	Industry Co. Ltd. *		Pledge Period: 11/13/2008 - 11/13/2011
	Zi No.00015466

11	Ning Fang Quan	Hunan Changsha Binshan	2252.53	N/A
	Zheng Yu Tan	Industry Co. Ltd. *
	Zi No.00015467

12	Ning Fang Quan	Hunan Changsha Binshan	825.77	N/A
	Zheng Yu Tan	Industry Co. Ltd. *
	Zi No.00019796

13	Ning Fang Quan	Hunan Changsha Binshan	4719.53	N/A
	Zheng Yu Tan	Industry Co. Ltd. *
	Zi No.00019793

14	Ning Fang Quan	Hunan Changsha Binshan	6015.73	N/A
	Zheng Yu Tan	Industry Co. Ltd. *
	Zi No.00019795

15	Ning Fang Quan	Hunan Changsha Binshan	3876.22	N/A
	Zheng Yu Tan	Industry Co. Ltd. *
	Zi No.00019797

16	Ning Fang Quan	Guangwen He*	6658.82	Pledged to Ningxiang County Lijingpu Credit Union.
	Zheng Yu			Pledge Period: 8/26/2011 - 8/26/2016
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

	High	Low
Quarter Ending for Fiscal year 2012
November 30, 2011	0.35	0.28

Quarter Ending for Fiscal Year 2011
November 30, 2010	5.40	3.65
February 28, 2011	4.30	1.62
May 31, 2011	4.00	1.80
August 31, 2011	3.75	0.36

Quarter Ending for Fiscal Year 2010
November 30, 2009	—	—
February 28, 2010	4.20	3.80
May 31, 2010	4.20	4.20
August 31, 2010	6.00	4.20

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK

As of August 31, 2011 there were 138 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

DIVIDENDS

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

As of August 31, 2011 we did not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended August 31, 2011, we did not issue or sell any unregistered securities. As of August 31, 2011, we had 33,000,000 shares of common stock issued and outstanding in total.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operation of the Company for the years ended August 31, 2010 and 2011, should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this filing. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this annual report. We use terms such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Since China's entrance into World Trade Organization, hosting the 2008 Olympic Games, and hosting the 41st World Expo in Shanghai and Asian Olympics in Guangzhou in 2010, China has attracted international financial sources. In line with the high economic growth rate, demand for workers and technicians with specific skills has increased dramatically. To match the requirements, the Chinese government issued several regulations such as Vocational Education Law of the People's Republic of China, Regulations of the People's Republic of China on Chinese-Foreign Cooperation in Running Schools, Law of the People's Republic of China on the Promotion of Privately-run Schools and State Guidelines for medium-to-long-term Education Reform and development Plan to enhance the development of the vocational education industry. Under such preferential policies, we have experienced significant and stable growth in our business in recent years. We have established cooperative relationship with 128 enterprises. We supply our trained students to these enterprises and make various training courses available to their employees. These cooperative enterprises are mainly located in the economic centers of China, which cover, INTER ALIA, Yangtze River Delta (radiating from Shanghai to Nanjing, Hangzhou, Wuxi, Ningbo and other coastal areas), the Pearl River Delta (radiating from Shenzhen to Dongguan, Guangzhou, Huizhou, Panyu, Qingyuan, Shaoguan and other coastal areas), and many inland provinces in China. HQ Global has become increasingly renowned throughout China for its superior training to meet employer needs and its successful production of outstanding technical specialists. As of August 31, 2011, the employment rate remained 100% for the students who graduated from our vocational programs and the supply is still inadequate to meet the demand.

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

We divide our teaching calendar into two semesters per year. Our first and second semesters for fiscal year 2011 lasted from September 2010 to January 2011 and from February 2011to August 2011 (including two-month summer break), respectively. Our most recent teaching semester lasted from February 1, 2011 to August 31, 2011. During this semester, we offered approximately 60 programs under 17 categories to 36,926 students.

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

"Order-oriented Education" reflects the resource sharing between schools and enterprises. It benefits our students in their job hunting endeavors after graduation. As a consequence, student recruitment witnessed a significant expansion in recent years for our eleven (11) schools that are located in Shaoshan, Changsha and Shaoyang of Hunan Province, in Lushan, Shimian, Tianquan and Yingjing of Sichuan Province, in Tianzhen of Shanxi Province, and in Zhangwu of Liaoning province, respectively. To carry out the customized training program, we established cooperative relationships with 128 enterprises as of August 31, 2011, including Fuji Xerox Technology (Shenzhen) Co., Ltd., Flextronics (Zhuhai) Co., Ltd., Dongguan Master Electronics Co., Ltd., ASUSTeK Computer (Shenzhen) Inc., Shanghai Inventec Co., Ltd., among many others.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements include the financial statements of the Company, Risetime, Global Education, Xiangtan Nicestar, Oya, as well as Oya's subsidiaries and VIEs. All significant inter-company balances and transactions are eliminated in consolidation.

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

The Company's financial instruments include cash, accounts receivable, advances to vendors, other receivables, accounts payable, payroll payable, taxes payable, loans, other payable and accrued liabilities. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to their short-term nature. The Company uses the Level 3 method to measure fair value of its long-term bank loan. The carrying amount of the bank loan approximates the fair value based on the Company's estimate for debt with comparable risk in market.

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

ACCOUNTS RECEIVABLE

Accounts receivable consists of balances receivable for the charges of education services we provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. As of August 31, 2011 and 2010, total accounts receivable were $10,462,232 and $9,023,824 respectively, of which, $7,717,859 and $6,946,895 were tuition fees due from governmental organizations and associations under the impoverished student aid programs for the years ended August 31, 2011 and 2010.

The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of August 31, 2011 and August 31, 2010, the allowance for doubtful accounts was $75,616 and $-0-, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the years ended August 31, 2011 and 2010.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Intangible assets with a defined useful life are amortized over their useful lives.

INCOME TAX

The Company did not generate any taxable income outside of the PRC for the year ended August 31, 2011 and 2010 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  In the event the PRC government determines that the Company is no longer exempt from income taxes, the Company would be subject to a statutory tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company was incorporated in the United States and, accordingly, is governed by the income tax laws of the United States. The Company incurred a net operating loss for U.S. income tax purposes. This loss carry forward, which August be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. The net operating loss gives rise to a deferred tax asset.  However, the management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at the balance sheet dates against its deferred tax asset. The management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance on August 31, 2011 was the same as August 31, 2010.
In accordance with ASC topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as Interest expense, net".  Penalties if incurred would be recognized as a component of "General and administrative" expenses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

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

Results of operations are a general reflection of our experience in providing customized educational programs, the operation time of our schools, the reputation of our schools, the scalability of our schools and the total number of students, all of which demonstrated a growth trend in the past years and are expected to expand in the future. Our expansion can be reflected specifically in the increase of our student enrollment, the development of new customized educational programs, the cooperation with more target employers, the education appropriations from local government for running new schools. It also will be reflected in our return from the investment on new business in the future. The number of students increased from 34,477 as of August 31, 2010 to 36,926 for the year ended August 31, 2011.

The following table summarizes our audited consolidated operating results for the years ended August 31, 2011 and 2010:

	For the years ended August 31,		Comparison
	2011	2010	Amount	Percent
	US$	US$	US$	%

Revenue
-Fee based	40,881,647	34,755,064	6,126,583	17.6
-Service based	14,690,984	12,300,242	2,390,742	19.4
	55,572,631	47,055,306	8,517,325	18.1

Cost of revenue
-Fee based	(21,911,066)	(19,488,030)	(2,423,036)	12.4
-Service based	(12,378,498)	(9,635,489)	(2,743,009)	28.5
	(34,289,564)	(29,123,519)	(5,166,045)	17.7

Gross profit	21,283,067	17,931,787	3,351,280	18.7

Selling expenses	(1,038,506)	(915,265)	(123,241)	13.5
G&A expenses	(3,253,140)	(2,327,716)	(925,424)	39.8

Income from operations	16,991,421	14,688,806	2,302,615	15.7

Other expenses	(228,027)	(1,119,803)	891,776	(79.6)

Income taxes	-	-	-	-

Net income	16,763,394	13,569,003	3,194,391	23.5

In line with the business expansion, both revenue and profit have demonstrated significant growth in these periods. For the year ended August 31, 2011, we achieved total revenue of $55,572,631, representing an increase of $8,517,325 or 18.1% as compared to $47,055,306 for the year ended August 31, 2010. Our net income for the year ended August 31, 2011 was $16,763,394, representing an increase of $3,194,391 or 23.5% as compared to $13,569,003 for the year ended August 31, 2010.

Year Ended August 31, 2011 Compared With Year Ended August 31, 2010

Revenues, Cost of Revenues and gross profit by segment

	For the yearss ended August 31,
	2011	2010	Amount	Percentage
Revenues
Vocational Education - fee based	$32,288,730	$28,642,779	$3,645,951	13%
Order-oriented service - fee based	8,592,917	6,112,285	2,480,632	41%
Campus Services - service based	14,690,984	12,300,242	2,390,742	19%
	55,572,631	47,055,306	8,517,325	18%
Cost of Revenues
Vocational Education - fee based	20,747,993	18,571,780	2,176,213	12%
Order-oriented service - fee based	1,163,073	916,250	246,823	27%
Campus Services - service based	12,378,498	9,635,489	2,743,009	28%
	34,289,564	29,123,519	5,166,045	18%
Gross Profit
Vocational Education - fee based	11,540,737	10,070,999	$1,469,738	15%
Order-oriented service - fee based	7,429,844	5,196,035	2,233,809	43%
Campus Services - service based	2,312,486	2,664,753	-352,267	-13%
	$21,283,067	$17,931,787	$3,351,280	19%

(1)
Revenues from vocational education primarily consisted of tuition and fees derived from the programs we offered and collected from students based on the fee standards that are filed and approved by the related local authorities. For the year ended August 31, 2011, total tuition and miscellaneous fees increased 13% as compared to tuition and miscellaneous fees for the year ended August 31, 2010. The increase was the result of increases in our student enrollment and tuition rates as well as the expansion of our business.

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

Cost of vocational education services mainly includes salary and welfare of teachers, depreciation of teaching facilities and educational equipment, maintenance, and other expenses. For the year ended August 31, 2011 we incurred total cost of $20,747,993, representing an increase of 12% as compared to $18,571,780 for the year ended August 31, 2010. The increase was mainly attributable to the following:

•
Increase in faculty and staff members in schools. The commencement of operation of the new school and the increase in student enrollment led to an increase in faculty and staff members. Besides, the Company increased the pay rates for teachers to improve their income levels. Therefore, salary and welfare for the year ended August 31, 2011 increased $708,778 as compared with the amount for the same period of the prior year.

•
Increase in cost of school-running cooperation. The Company has put more efforts in expanding the scale of continuing education in fiscal year 2011. For the first and second semester of fiscal 2011 the total number of students enrolled in continuing education program was 3,756 and 3,839, representing an increase of 113% and 90% when compared with the number of students for the same period of last year. This led to an increase of $1,001,817 or 54% in cost of school-running cooperation as compared with the year ended August 31, 2010.

(2)
Order-oriented services refer to off-campus internship arrangement and job placement service provided to our students. Revenues generated from order-oriented services for the year ended August 31, 2011 was $8,592,917, representing an increase of $2,480,632 or 41% when compared to $6,112,285 for the year ended August 31, 2010. The significant increase in our order-oriented education revenue is mainly attributable to the increase of fee rates we charged to our students and enterprises. The fixed management fees we charged to our students per month increased approximately 50%, and our commission fees charged to enterprise sponsors increased approximately 90% for the year ended August 31, 2011 compared with the prior year.

Cost of Order-oriented services mainly includes salaries of teachers and staff, travel expenses of students from our schools to the enterprise clients, and management’s travel and meeting expenses incurred with enterprise clients. Order-oriented service cost for the year ended August 31, 2011 increased $246,823 or 27% when compared to $916,250 for the year ended August 31, 2010.

(3)
Campus services primarily consist of canteen services and grocery sales. Due to the increase in the student enrollment, revenues from our campus services increased by $2,390,742 to $14,690,984, an increase of 19%, for the year ended August 31, 2011 as compared to revenues of $12,300,242 for the year ended August 31, 2011. Our management believes that going forward, in addition to the student enrollment factor, revenues from campus services will also increase along with the increase in the service categories we provide to students.

Cost of campus services primarily consist of staff salary, depreciation of property and equipment used in providing campus services, and cost of food. The prices of most categories of food and other goods rose significantly in fiscal year 2011. To achieve a reasonable profit level, we increased the fee standards for food by 25% in February 2011. As a result, the gross profit margin of such services will increase in the future.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling Expenses

Our selling expenses primarily consist of expenses relating to advertising, business development, salary and staff welfare, and travel expenses for our marketing personnel. Our selling expenses increased by $123,241, from $915,265 for the year ended August 31, 2010 to $1,038,506 for the year ended August 31, 2011, an increase of 13.5%. The increase was primarily attributable to increase in staff compensation, travel and advertizing expenses as a result of our business expansion.

General and Administrative Expenses

Our general and administrative expenses primarily consist of (i) compensation and benefits of the management team, administrative staff (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees and (iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $925,424 from $2,327,716 for the year ended August 31, 2010 to $3,253,140 for the year ended August 31, 2011, representing an increase of 39.8%. The increase was mainly attributable to the following:

(1)
The operation of the new school and an increase in the student enrollment. Tianzhen HQ Vocational School commenced operations in September 2010 and we employed more management personnel for this new school. Meanwhile the increased student enrollment in the other schools demanded additional management personnel. This led to an increase of $168,056 in salaries and welfare, representing an increase of 20%.

(2)
The professional services fees mainly include legal fees, audit fees, secretary service fees and consulting fees. We incurred $361,059 professional services fees for the year ended August 31, 2011 primarily for our recent financing activities. However, there was only $49,327 in professional services fees incurred during the same period the prior year, which led to an increase of $311,732 of general and administrative expenses.

Other expenses

Other expenses primarily consisted of donations to Changsha Foundation for Education, a fee for the termination of office rental agreements and a loss on disposal of property and equipment. Other expenses decreased $891,776 from $1,119,803 for the year ended August 31, 2010 to $228,027 for the year ended August 31, 2011. This decrease was mainly due to the disposition of aged equipment during the year ended August 31, 2010, while there was small amount disposal of property and equipment during the year ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been generated from our operating activities, short-term financing from banks in China and from our majority stockholder.

As of August 31, 2011, short-term borrowings consisted of two loans. One loan of $470,515 (RMB 3,000,000) was borrowed from Changsha Foundation for Education. The loan was unsecured and bears interest at 5% per annum, and matures on July 28, 2012. Another loan in the amount of $243,100 (RMB1, 550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. This loan bears interest at 8.96% per annum until maturity on December 28, 2011. This loan is secured by one of the Company’s buildings with a cost of $360,729. The current portion of our long-term loans consisted of two loans from Ningxiang Rural Credit Cooperative Union with total amount of $431,306.

As of August 31, 2011, we have two loans from Mr. Guangwen He, majority stockholder of the Company. One loan of $310,000 is unsecured, bears no interest, with term of two years and is payable on February 28, 2012. Another loan in the amount of $3,136,768 (RMB 20,000,000) is unsecured, bears no interest, with a term of three years and is payable on August 25, 2014.

We anticipate that we will be able to meet both our short-term cash needs, as well as our needs to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.

Operating Activities

For the year ended August 31, 2011, the increase in net cash flows provided by operating activities was primarily attributable to an increase of approximately $3.2 million in our net income for the year ended August 31, 2011 as compared to net income for the same period in fiscal 2010. With the increase in student enrollment and business expansion, we benefit from a steady and consistent flow of revenues from different operating divisions, and with effective cost control measures, a steady increase in cash flows provided by operating activities is expected in future.

Investing Activities

For the year ended August 31, 2011, net cash flows used in investing activities were $21,715,238, representing an increase of $4,324,305 as compared with the cash flows used in investing activities of $17,390,933 for the year ended August 31, 2010. The cash used in investing activities is mainly for the advance payment to vendors for the construction of buildings, the acquisition of school facilities and land use rights for Shaoshan Vocational Secondary School, Tianzhen HQ Vocational School , Shaoyang Industrial Vocational Technical School, Sichuan Tianquan Vocational School and Sichuan Lushan Vocational School.

Financing Activities

For the year ended August 31, 2011, net cash flows provided by financing activities were $2,299,289, representing a decrease of $719,451 in net cash flows as compared with net cash provided by financing activities of $3,018,740 for the year ended August 31, 2010. Proceeds from new loans and repayment of existing loans were$936,467 and $1,682,594, respectively, during the year ended August 31, 2011. But during the year ended August 31, 2010 we received $1,620,751 and only repaid $1,364,071 bank loans. Proceeds from stockholder’s loan amounted to $3,045,416 during the year ended August 31, 2011, an increase of $2,735,416 as compared with $310,000 proceeds from stockholder’s loan in the year ended August 31, 2010. For years ended August 31, 2011 and 2010, we collected $-0- and $2,452,059, respectively, for loans to related party.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations in US$ as of August 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	3,910,136	482,406	3,427,730	-	-
Operating lease (2)	1,713,856	226,582	483,682	292,016	711,576
Land use right (3)	21,957,374	7,841,919	14,115,455
Capital commitments (4)	3,817,066	125,471	250,942	125,471	3,315,182
TOTAL CONTRACTUAL
OBLIGATIONS	31,398,432	8,676,378	18,277,809	417,487	4,026,758

(1)	The long-term debt obligations refer to the long-term loans we have as of August 31, 2011 plus related interest payments
(2)
We are obligated to pay rental for the campus of Shaoshan Huanqiu Vocational Technical Secondary School and for our headquarters' office space. Lease periods vary from 10 years to 15 years with the earliest expiration date of June 1, 2015 and the latest expiration date of September 10, 2025.

(3)
Oya signed an agreement to by 400 mu (266,667 square meters) land use right with the People’s Government of Zhangwu County on August 12, 2011. The total amount is $21,957,374(RMB140,000,000). We plan to pay it within three years.

(4)
In exchange for obtaining the governmental approval to provide educational services to the schools in Hunan Province and Sichuan Province, we have commitments with the local governments to invest a total amount of RMB122,800,000 (approximately US$19,259,754) for the expansion of those schools during the terms of the cooperation agreement with them. The terms of cooperation vary from 15 years to 20 years with the earliest expiration date of July 15, 2021 and the latest expiration date of June 30, 2029.  Pursuant to the cooperation agreements with the schools, our total investment amount during the contract period is $19,259,754. Up to August 31, 2011, we have invested $15,442,688 in several schools and the amount of $3,817,066 will be paid within the cooperation period.

FOREIGN CURRENCY TRANSLATION

Our financial information is presented in US dollars. The functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains, if any. The period end exchange rate as of August 31, 2011 was 6.3760, which decreased significantly compared with the exchange rate 6.8074 as of August 31, 2010. The average exchange rate of 6.5672 for the year ended August 31, 2011 slightly decreased as compared with the exchange rate of 6.8178 for the prior year.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

SEASONALITY AND TRENDS

Our net revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to a flexible educational calendar year. Our revenue historically fluctuated quarterly and has generally been the highest in the first quarter of our fiscal year due to the start of new school semesters in our major markets. Furthermore, holidays, especially the Chinese New Year, have generally delayed the recognition of the revenue in the relevant quarters ended February and August. Our fixed expenses such as depreciation and rental, however, do not vary significantly over the course of the year with changes in our student population and net revenues. We expect quarterly fluctuations in operating results to continue as a result of our flexible educational calendar year and arrangement of students' vacation.

CONTINGENCIES

We are not currently a party to any legal proceedings, investigations or claim which in the opinion of our management is likely to have a material adverse effect on the business financial condition or result of operations. We have not recorded any legal contingencies as of August 31, 2011.

SUBSEQUENT EVENT

None

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

We have audited the accompanying consolidated balance sheets of HQ Global Education Inc.(The Company) as of August 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years ended August 31, 2011 and 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Friedman LLP
New York, New York
December 14, 2011

HQ GLOBAL EDUCATION INC.
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$5,076,025	$5,225,764
Accounts receivable, net of allowance of $75,616 and $-0-	10,386,616	9,023,824
Other receivables	178,443	40,972
Inventory	435,259	674,200
Advances to vendors	6,937,221	552,344
Total current assets	23,013,564	15,517,104

PROPERTY AND EQUIPMENT, NET	39,136,363	29,009,794

INTANGIBLE ASSETS, NET	7,196,469	2,029,519

TOTAL ASSETS	$69,346,396	$46,556,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans	$713,615	$1,314,744
Long-term loans - current portion	431,306	235,038
Accounts payable	2,388,551	2,278,346
Payroll tax payable	3,793	3,232
Payroll payable	369,904	341,098
Unearned revenues	568,196	-
Due to stockholder	127,765	-
Other payables and accrued liabilities	515,304	850,905
Total current liabilities	5,118,434	5,023,363

Long-term loans, less current portion	250,941	477,421

Due to stockholder, net of current portion	3,136,768	310,000

Other long-term payables	89,681	96,757

TOTAL LIABILITIES	8,595,824	5,907,541

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value 100,000,000 shares authorized, 33,000,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	1,226,674	1,226,674
Accumulated other comprehensive income	5,124,230	1,785,928
Statutory reserve	14,540,400	10,339,551
Retained earnings	39,855,968	27,293,423
Total stockholders' equity	60,750,572	40,648,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,346,396	$46,556,417

The accompanying notes are an integral part of these consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended
	August 31,
	2011	2010

Revenues
-Fee based	$40,881,647	$34,755,064
-Service based	14,690,984	12,300,242
	55,572,631	47,055,306
Cost of revenue
-Fee based	(21,911,066)	(19,488,030)
-Service based	(12,378,498)	(9,635,489)
	(34,289,564)	(29,123,519)

Gross profit	21,283,067	17,931,787

Selling expenses	(1,038,506)	(915,265)
General and administrative expenses	(3,253,140)	(2,327,716)

Income from operations	16,991,421	14,688,806

Other expenses
Interest expenses	(105,635)	(107,869)
Other expenses	(122,392)	(1,011,934)
Total other expenses	(228,027)	(1,119,803)

Income before income taxes	16,763,394	13,569,003

Provision for income taxes	-	-

Net income	16,763,394	13,569,003

Other comprehensive income
Foreign currency translation adjustments	3,338,302	113,404

Comprehensive Income	$20,101,696	$13,682,407

Basic and diluted income per common share	$0.51	$0.49

Basic and diluted weighted average common shares outstanding	33,000,000	27,520,548

The accompanying notes are an integral part of these consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock ($0.001 par value)		Common Stock ($0.0001 par value)		Additional Paid-in	Accumulated Other Comprehensive	Statutory	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Reserve	Earnings	Total

Balance at August 31, 2009	-	$-	20,500,000	$2,050	$1,227,924	$1,672,524	$6,949,771	$17,117,200	$26,966,469
Acquisition of Green Star Mining Corp.			12,500,000	1,250	(1,250)
Net income for the year								13,569,003	13,569,003
Transfer to statutory reserve							3,392,780	(3,392,780)	-
Foreign currency translation gain						113,404			113,404

Balance at August 31, 2010	-	-	33,000,000	3,300	1,226,674	1,785,928	10,339,551	27,293,423	40,648,876

Net income for the year								16,763,394	16,763,394
Transfer to statutory reserve							4,200,849	(4,200,849)	-
Foreign currency translation gain						3,338,302			3,338,302

Balance at August 31, 2011	-	$-	33,000,000	$3,300	$1,226,674	$5,124,230	$14,540,400	$39,855,968	$60,750,572

The accompanying notes are an integral part of these consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	August 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,763,394	$13,569,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,654,457	2,612,765
Provision for (recovery of) doubtful accounts	73,414	(55,940)
Loss on disposal of property and equipment	89,042	983,219
Changes in assets and liabilities
(Increase) decrease in -
Accounts receivable	(803,719)	(3,229,916)
Other receivables	(87,093)	(38,702)
Inventory	276,273	834,408

Increase (decrease) in -
Accounts payable	(42,675)	944,759
Payroll Payable	5,559	98,648
Payroll Taxes payable	332	(17,391)
Unearned revenues	551,649	(8,289)
Other payables and accrued liabilities	(570,798)	39,275

Net cash provided by operating activities	18,909,835	15,731,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	18,847	21,584
Acquisition of intangible assets	(4,984,406)	(1,577,615)
Advance to vendors for acquisition of property and equipment	(6,162,652)	-
Acquisition of property and equipment	(10,587,027)	(15,834,902)

Net cash used in investing activities	(21,715,238)	(17,390,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	692,833	1,386,072
Repayments on short-term loan	(1,362,825)	(806,708)
Proceeds from long-term loan	243,634	234,679
Repayments on long-term loan	(319,769)	(557,362)
Proceeds from stockholders' loan	3,045,416	310,000
Collection of loans to related party	-	2,452,059

Net cash provided by financing activities	2,299,289	3,018,740

EFFECT OF EXCHANGE RATE CHANGE ON CASH	356,375	18,078

NET INCREASE (DECREASE) IN CASH	(149,739)	1,377,724

CASH, BEGINNING OF YEAR	5,225,764	3,848,040

CASH, END OF YEAR	$5,076,025	$5,225,764

Supplemental disclosures of cash flow information:
Interest paid	$143,333	$120,491

The accompanying notes are an integral part of these consolidated financial statements.

HQ GLOBAL EDUCATION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

HQ Global Education Inc. ("the Company") provides a wide range of educational programs and services through vocational schools, consisting primarily of customized education programs for various vocational skills and vocational training services to a varied student population throughout People's Republic of China.

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

As a result of these contractual arrangements, which obligates Oya to absorb a majority of the risk of loss from Changsha Huanqiu and Shaoshan Huanqiu's activities and enable Oya to receive a majority of its expected residual returns, Oya accounts for Changsha Huanqiu and Shaoshan Huanqiu as variable interest entities under ASC 810-10,"Consolidation". Accordingly, Oya has included the accounts of Changsha Huanqiu and Shaoshan Huanqiu in its consolidated financial statements. For the same reason, Xiangtan Nicestar accounts for Oya as a VIE and includes Oya's accounts in its consolidated financial statements.

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

The Company has 12 VIEs in total including Oya. Oya operates four private secondary vocational schools (Changsha Huanqiu, Shaoshan Huanqiu, Hunan New HQ Technical School and Tianzhen Huanqiu Technical Secondary School) and two public secondary vocational school (Shaoshan Vocational School, Liaoning Zhangwu Secondary Vocational School) in China. Through Changsha Huanqiu, the Company operates five public secondary vocational schools, Yingjing Vocational School, Tianquan Vocational School, Shimian Vocational School, Lushan Vocational School and Shaoyang Vocational School.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values and revenue recognition. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains uninsured cash with various banks in the PRC. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

ACCOUNTS RECEIVABLE

Accounts receivable consists of balances receivable for the charges of education services provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts. As of August 31, 2011 and 2010, total accounts receivable were $10,462,232 and $9,023,824 respectively, of which, $7,717,859  and $6,946,895 were tuition fees due from governmental organizations and associations under the impoverished student aid programs for the years ended August 31, 2011 and 2010.

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of August 31, 2011 and August 31, 2010, the allowance for doubtful accounts was $75,616 and $-0-, respectively.

INVENTORY

Inventories are stated at the lower of cost and market value. Cost is calculated using the weighted average method. The Company estimates the write-down of excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.

ADVANCES TO VENDORS

Advances to vendors consist of balances paid for the construction of buildings and facilities, acquisition of property, equipment and materials. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if facts and circumstances indicate that the collectability of the services and materials become doubtful. The Company has determined that no reserve is necessary for the years ended August 31, 2011 and 2010.

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

Any gain or loss on disposal or retirement of property and equipment represents the difference between the net sales proceeds and the carrying amount of the asset, and is recognized in the statements of income in the period it occurred.

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

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Intangible assets with defined useful lives are amortized over their useful lives.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the years ended August 31, 2011 and 2010.

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

INCOME TAXES

The Company did not generate any taxable income outside of the PRC for the years ended August 31, 2011 and 2010 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. The Company had no deferred tax items as of August 31, 2011 and 2010.

As of August 31, 2011, the Company has a net operating loss carry forwards of approximately $600 available to offset against U.S taxable income in the future. Net operating loss carry forwards will expire for federal tax purposes in twenty years from the date the loss was incurred. The Company's federal income tax returns for the years 2010 and 2011 are subject to examination by US tax authorities.

In accordance with ASC topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as Interest expense, net".  Penalties if incurred would be recognized as a component of "General and administrative" expenses.

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

The Company's financial instruments include cash, accounts receivable, advances to vendors, other receivables, accounts payable, payroll payable, taxes payable, loans, other payable and accrued liabilities. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to their short-term nature. The Company uses the Level 3 method to measure fair value of its long-term bank loan. The carrying amount of the bank loan approximates the fair value based on the Company's estimate for debt with comparable risk in market.

EARNINGS PER SHARE

Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company does not have any potential common shares outstanding as of August 31, 2011 and 2010.

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

FOREIGN CURRENCY TRANSLATION

The Company's consolidated financial statements are presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. The consolidated financial statements of the Company have been translated into U.S. dollars. The financial statements are first prepared in RMB and then are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

	August 31, 2011	August 31, 2010
Year end exchange rate (RMB: US$ )	6.3760	6.8074
Average exchange rate for the year (RMB: US$)	6.5672	6.8178

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses which were included in selling expenses amounted to $96,482 and $89,942 for the years ended August 31, 2011 and 2010, respectively.

OPERATING LEASES

The Company leases offices, classroom, and warehouse facilities under operating leases. Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Accrued rent under operating leases is recognized as expense on a straight-line basis over each lease term.

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

NOTE 3. INVENTORY

Inventory consists of the following:

	As of August 31,
	2011	2010
Course materials	$21,101	$6,052
Logistic supplies	142,596	193,172
Office supplies	9,360	7,683
Other materials and supplies	11,435	244,275
Textbooks (1)	250,767	223,018

Total	$435,259	$674,200

(1)
Textbooks sold to students at the beginning of each semester are classified as inventory, and books which belong to each school and stored in libraries are long-lived assets classified as property and equipment.

NOTE 4. RELATED PARTY TRANSACTIONS

As of August 31, 2010, the balance of $310,000 due to shareholder represents a loan from Mr. Guangwen He, majority shareholder of the Company. The loan is unsecured, bears no interest, with term of two years and is repayable on February 28, 2012.

As of August 31, 2011, the balance of due to stockholder consists of two loans from Mr. He:(1) the remaining balance of $127,765 for the $310,000 loan above; 2) $3,136,768(RMB 20,000,000)long-term loan with a term of three years is payable on May 25, 2014.  The loans were interest free and used solely for the Company’s business expansion.

NOTE 5. ADVANCE TO VENDORS

Advances to vendors consisted of balances paid for the acquisition of land use rights, construction of buildings and facilities, acquisition of property and equipment and materials. As of August 31, 2011 and 2010, advance to vendors are as follows:

	As of August 31,
	2011	2010
Advance for land use rights	$3,136,768	$–
Advance for construction projects	3,630,219	474,488
Advance for property&equipment	12,547	–
Advance for materials	157,687	77,856

Total	$6,937,221	$552,344

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of August 31,
	2011	2010

Teaching and dormitory facilities	$17,761,386	$14,216,065
Educational equipment and library books	5,275,763	3,777,296
Office equipments and other equipments	5,795,934	3,923,700
Automobiles	370,933	294,185
Leasehold improvement	111,983	–

	29,315,999	22,211,246
Less: accumulated depreciation	(9,368,101)	(6,686,419)

Add: Construction in progress	19,188,465	13,484,967
	$39,136,363	$29,009,794

For the year ended August 31, 2011, a total amount of $2,583,417 was completed and transferred from construction in progress to teaching and dormitory facilities.

During the year ended August 31, 2011, due to renovation of teaching facilities, aged educational equipment, books and office equipments with cost of US$518,501 were disposed, the Company recognized a loss of $89,042.

Depreciation expense for the years ended August 31, 2011 and 2010 was $2,553,206 and $2,583,335, respectively.

NOTE 7. INTANGIBLE ASSETS, NET

As of August 31, 2011 and 2010, intangible assets consist of land use rights, which are recorded at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated useful lives, which is generally 50 years and represents the shorter of the estimated usage periods or the terms of the agreements. The details of land use rights are as follows:

	As of August 31,
	2011	2010

Land use rights	$7,422,844	$2,143,868
Less: accumulated amortization	(226,375)	(114,349)

Land use rights, net	$7,196,469	$2,029,519

On March 2, 2011, Oya acquired a land use right of 121,319 square meters with the total cost of $5,133,915, the land is located in Tianzhen county, shanxi province.

Amortization expenses for the land use rights totaled $101,251 and $29,430 for the years ended August 31, 2011 and 2010, respectively.

NOTE 8. SHORT-TERM LOANS

As of August 31, 2011, the short-term borrowings consisted of two loans. One loan for $470,515 (RMB 3,000,000) was received from Changsha Foundation for Education. The loan was unsecured and bears interest at 5% per annum, and matures on July 28, 2012. The second loan in the amount of $243,100 (RMB1, 550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. This loan bears interest at 8.96% per annum until maturity on December 28, 2011. This loan is secured by one of the Company’s buildings with a cost of $360,729.

NOTE 9. LONG-TERM LOANS

The details of long-term loans outstanding as at August 31, 2011, which are used for operations, are as follows:

Lender	Term		Interest rate	Principal
	From	To		RMB	US$
Long-term loan - Current Portion
Ningxiang Rural Credit Cooperative Union	Nov 13, 2008	Nov 13, 2011	10.80%	1,350,000	211,732
Ningxiang Rural Credit Cooperative Union	Nov 13, 2008	Nov 13, 2011	10.80%	1,400,000	219,574
				2,750,000	431,306
Long-term loan - Non-Current Portion
Ningxiang Rural Credit Cooperative Union	Aug 29, 2011	Aug 28, 2013	10.80%	1,600,000	250,941
				1,600,000	250,941

The details of long-term loans outstanding as at August 31, 2010 are as follows:

Lender	Term		Interest rate	Principal
	From	To		RMB	US$
Long-term loan - Current Portion
Ningxiang Rural Credit Cooperative Union	Sep 1, 2009	Aug 21, 2011	8.64%	1,600,000	235,038
				1,600,000	235,038
Long-term loan - Non-Current Portion
Changsha Foundation for Education	Jul 26, 2010	Oct 25, 2011	8.40%	500,000	73,450
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,350,000	198,313
Ningxiang Rural Credit Cooperative Union	Nov 25, 2008	Nov 13, 2011	10.80%	1,400,000	205,658
				3,250,000	477,421

The loans borrowed from Ningxiang Rural Credit Cooperative Union were collateralized by buildings with an aggregate cost of $1,143,641 and land use rights with an aggregate cost of $49,932.

The $235,038 and 73,450 loans were repaid in August 2011 and November 2010, respectively.  For the years ended August 31, 2011 and 2010, the Company incurred $128,843 and $130,147 interest on both short-term and long-term loans, respectively.

NOTE 10.  OTHER PAYABLES AND ACCRUED LIABILITIES

As of August 31, 2011 and 2010, other payables and accrued liabilities are as follow:

	As of August 31,
	2011	2010

Staff welfare payable	$52,561	$67,713
Deposit as guarantee of performance for campus construction	67,495	531,824
Others	395,248	251,368

Total	$515,304	$850,905

NOTE 11. TAXES

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

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years.

The Company was incorporated in the United States and, accordingly, is governed by the income tax laws of the United States. The Company incurred a net operating loss for U.S. income tax purposes. This loss carry forward, which may be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. The net operating loss gives rise to a deferred tax asset.  However, the management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at the balance sheet dates against its deferred tax asset. The management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance increased $102 for both years ended August, 31, 2011 and 2010.

As of August 31, 2011 and 2010, the deferred tax assets and the related valuation allowance were as follows:

	As of	As of
	August 31, 2011	August 31, 2010
Deferred tax assets:
Net operating tax carry forwards	$600	$300
Tax rate	34%	34%

Gross deferred tax assets	204	102
Valuation allowance	(204)	(102)

Net deferred tax assets	$—	$—

The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the foreign income not recognized in the Unites States and the tax incentives the Company’s subsidiaries receive in the PRC.

(B) PAYROLL TAX PAYABLE

The Company's payroll tax payable represents the unremitted individual income tax withheld on behalf of the employees. As of August 31, 2011 and 2010, the tax payable amounted to $3,793 and $3,232, respectively.

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

As of August 31, 2011 and 2010, there were 33,000,000 shares of common stock issued and outstanding.

(B) PREFERRED STOCK

On December 31, 2009, the Board of Directors of the Company authorized 40,000,000 shares of preferred stock at par value of $0.001. As of August 31, 2011 and 2010, there was no preferred stock issued and outstanding.

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

For the years ended August 31, 2011 and 2010, the Company has made appropriations in the amount of $4,200,849 and $3,392,780 to this statutory reserve, respectively. As of August 31, 2011 and 2010, the balances of the statutory reserve were $14,540,400 and $10,339,551, respectively.

NOTE 12. COMMITMENTS

(A) OPERATING LEASES

The commitments are primarily the rental for the campus of Shaoshan Huanqiu Vocational Technical Secondary School, a VIE of Oya, and for the Company's office space. Lease periods range from 10 years to 15 years with earliest expiration date of June 1, 2015 and latest expiration date of September 10, 2025. As of August 31, 2011, the commitments related to the above rental are as follows:

For years ending August 31,	RMB	US$

2012	1,444,687	226,582
2013	1,508,109	236,529
2014	1,575,844	247,153
2015	1,349,895	211,715
2016	512,000	80,301
Thereafter	4,537,000	711,576

Total	¥10,927,535	$1,713,857

(B) CAPITAL COMMITMENTS

In exchange for obtaining the approval to provide educational services in the schools of Hunan Province and Sichuan Province in the PRC, the Company has commitments with the local governments to spend a total amount of Rmb122,800,000 ($19,259,754) for the renovation and expansion of those schools when their operations are controlled and directly managed by the Company. The terms of these arrangements vary from 15 years to 20 years for different schools and with the earliest expiration date of July 15, 2021 and the latest expiration date of June 30, 2029. As of August 31, 2011, Rmb98,462,422 ($15,442,688) was incurred regarding these commitments. The outstanding Rmb24,337,578 ($3,817,066) is for the remaining contract periods should be incurred according to the following schedule:

By August 31,	RMB	US$

2012	800,000	125,471
2013	800,000	125,471
2014	800,000	125,471
2015	800,000	125,471
Thereafter	21,137,578	3,315,182

Total	¥24,337,578	$3,817,066

NOTE 13.  SEGMENT INFORMATION

In accordance with ASC 280, "Segment Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments.

The Company is mainly engaged in providing vocational education service and vocational skills training service. The Company's chief operating decision maker ("CODM") has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the group. Based on management's assessment, the Company has determined that it has three operating segments which are Vocational Education, Order-oriented Service, and Campus services. These three operating segments are also identified as reportable segments. The Company adjusted its operating segments and has reclassified results of all periods presented to conform to the revised operating segments disclosures as of August 31, 2011 and 2010.

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

For the year ended August 31, 2011

	Vocational Education	Order- oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	32,288,730	8,592,917	14,690,984	-	55,572,631
Cost of revenues	20,747,993	1,163,073	12,378,498	-	34,289,564

Gross profit	11,540,737	7,429,844	2,312,486		21,283,067

Depreciation and amortization	1,457,824	45	938,718	257,870	2,654,457
Total capital expenditures	2,720,324		2,972,618	16,041,143	21,734,085

For the year ended August 31, 2010

	Vocational Education	Order- oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	28,642,779	6,112,285	12,300,242	-	47,055,306
Cost of revenues	18,571,780	916,250	9,635,489	-	29,123,519

Gross profit	10,070,999	5,196,035	2,664,753		17,931,787

Depreciation and amortization	934,066	10	423,088	1,255,601	2,612,765
Total capital expenditures	3,562,560		3,510,639	10,339,318	17,412,517

NOTE 14. MAINLAND CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION

Full time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan pursuant to which certain social welfare benefits are provided to qualified employees. PRC labor regulations require the Group to accrue for these benefits based on certain percentages of the employees' salaries. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; hence, the Group has no further commitments beyond its monthly contributions. The total contributions for such employee benefits were $454,444 and $347,505 for the years ended August 31, 2011 and 2010, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our reports with the Securities and Exchange Commission (“SEC”) (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date.  In making this evaluation, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that, as of the Evaluation Date, we had material weaknesses in our internal control over financial reporting. Our disclosure controls and procedures were not operating effectively.

As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s conclusion was based on the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards. The current accounting team is professional and experienced in accounting requirements and procedures generally accepted in the PRC, but is less experienced in applying the U.S. GAAP standard and reporting requirements. The staff needs additional training to become experienced in U.S. GAAP. In addition, due to the Company’s size, there is certain degree of lack of segregation of duties between functions. Segregation of all conflicting duties may not always be possible and may not be economically feasible.

Notwithstanding the foregoing, the reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, nor are we aware of any instance where such reportable conditions or other identified areas of deficiency have resulted in a material misstatement or omission in any report we have filed with or submitted to the SEC.

In order to remediate such weaknesses, the Company has taken the following remediation measures:

•    To improve its financial system, management of the Company started to look for more experienced accounting professional who are familiar with US GAAP Standard and reporting requirements.

•    To the extent practicable in the segregation of duties, the Company is in the process of designing procedures to enhance the independent performance by separate individuals of different tasks, such as in the custody of assets and the recording of transactions.

Changes in Internal Control over Financial Reporting

In response to the deficiencies identified, we have taken steps to strengthen our internal control over financial reporting. In particular, we have evaluated and continue to evaluate our personnel needs within our corporate accounting department and intend to add permanent personnel resources to support internal control over financing reporting.   We will begin to implement an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies. We also initiated the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.

Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate, to address the control deficiencies described herein.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements and (iii) the Company’s business and operating results may be harmed.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Guangwen He	43	Chairman of the Board, Chief Executive Officer,
		President and Secretary

Yunjie Fang	46	Chief Financial Officer and Treasurer

Yabin Zhong	45	Director

Junming Peng	62	Independent director

Shaozeng Wang	68	Independent director

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

We appointed Junming Peng and Shaozeng Wang as members of the Audit, Nominating, and Compensation Committees.

AUDIT COMMITTEE

Our audit committee currently has one member, Shaozeng Wang. The position of chairman of the audit committee has been vacant since Erik Vonk, our financial expert in the audit committee, resigned on August 9, 2011. We are in the process of looking for a suitable and qualified candidate to fill such vacancy. The audit committee will oversee our accounting and financial reporting processes and the audit of the financial statements of our company.

COMPENSATION COMMITTEE

Our compensation committee has one member Junming Peng. Junming Peng is the chairman of our compensation committee. Members of the compensation committee will not be prohibited from direct involvement in determining their own compensation.

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

CODE OF ETHICS

We have not adopted a code of ethics that applies to our officers, directors and employees.  We are currently in the process of establishing our internal control system under the standards applicable to a public company and at such time when such systems are in place, we will establish and adopt a code of ethics applicable to our officers, directors and employees and disclose the adoption of such code of ethics in a Current Report on Form 8-K.

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

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to HQ Global Education Inc. in the fiscal years ended August 31, 2011 and 2010 in their capacity as such officers. There is no executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
Name and						Incentive	Deferred
Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Totals($)

Guangwen He	2011	90,449	—	—	—	—	—	537	90,986
Chief Executive	2010	85,988	—	—	—	—	—	440	86,428
Officer principal
executive officer
(PEO)

Yunjie Fang	2011	67,608	—	—	—	—	—	1,525	69,133
Chief Financial	2010	64,964	—	—	—	—	—	593	65,557
Officer principal
financial officer
(PFO)

Yabin Zhong *	2011	44,219	—	—	—	—	—	537	44,756
Director	2010	41,785	—	—	—	—	—	440	42,225

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

COMPENSATION PLANS

As of August 31, 2011, we did not have any compensation plans in place. However, we may issue stock options to our directors, officers and employees in the future, upon adoption of a stock option plan.

MANAGEMENT AGREEMENTS

We have not yet entered into any consulting or management agreements with any of our current executive officers or directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended August 31, 2011.

COMPENSATION OF DIRECTORS

On February 11, 2010, the Board of Directors of the Company appointed Mr. Junming Peng as an independent director of the Company. Mr. Peng received $4,568 as compensation in fiscal year 2011.

On February 11, 2010, the Board of Directors of the Company appointed Mr. Shaozeng Wang as an independent director of the Company. Mr. Wang received $4,568 as compensation in fiscal year 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of November 30, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of November 30, 2011 there were 33,000,000 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this registration statement.

Unless otherwise stated, the address of all persons in the table is 27th Floor, BOBO Fortune Center, No.368, South Furong Road, Changsha City, Hunan Province, PRC, 410007.

		Shares beneficially	Percentage of
Title of Class	Name and Address of Beneficial Owner	owned (1)	class owned (2)

Common Stock	Guangwen He (CEO)	11,063,000	33.52%

Common Stock	Yunjie Fang (CFO)
	Room 2005, Biaozhi Real Estate
	Building, No.119, 1st Section of
	Furong Central Road, Changsha
	City, Hunan Province	1,016,400	3.08%

Common Stock	Yabin Zhong	4,620,000	14.00%

Common Stock	Junming Peng
	No.14, Liren Alley, Furong
	District, Changsha City,
	Hunan Province	0	*

Common Stock	Shaozeng Wang
	Room 905, Building 4, Dormitory of
	Department of Audit of Hunan, No. 6,
	Jiayu Road, Furong District
	Changsha City, Hunan Province	0	*

All Officers and Directors
as a Group (five persons)		16,699,400	50.60%

Common Stock	Nicestar International Limited
	2nd Floor, Abbott Building, Road
	Town, Tortola, British Virgin
	Islands	3,000,000	9.09%

*	Less than 1% of the issued and outstanding shares.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock, unless otherwise indicated.

(2)	A total of 33,000,000 shares of our Common Stock are considered to be outstanding as of November 30, 2011 pursuant to SEC Rule 13d-3(d)(1).

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

As of August 31, 2011, Global Education International Limited had a loan in the amount of $310,000 from Mr. Guangwe He, CEO of the Company. The loan is unsecured, bears no interest, with term of two years and is repayable on February 28, 2012. As of August 31, 2011, Changsha Huanqiu had a loan in the amount of $3,136,768(RMB20,000,000) from Mr. Guangwe He. The loan is unsecured, bears no interest, with a term of three years and is payable on May 25, 2014.

AGREEMENTS AMONG WFOE, OYA AND ITS SHAREHOLDERS

See "Contractual Arrangements between WFOE, Oya and Its Shareholders".

AGREEMENTS BETWEEN OYA AND CHANGSHA HUANQIU/SHAOSHAN HUANQIU

See " Two Contractual Arrangements for the Operation of Private Vocational Schools"

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2010 and for fiscal year ended August 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31,
	2011	2010
	($)	($)

Audit Fees	165,000	125,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	165,000	125,000

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

10.13*	Building Lease Agreement dated as of May 19, 2009 between Lin Wenhui Hong Xuezhi and Hunan Oya Education Technology Co. Ltd.

10.14***	Loan Agreement, dated as of January 5, 2011, between Guangwen He and Global Education International Limited and Hunan Oya Education Technology Co., Ltd.

10.15****	Joint School-Running Agreement, dated as of July 13, 2011, between the People’s Government of Zhangwu County Liaoning Province and Hunan Oya Education Technology Co., Ltd.***

16.1*	Letter of dismissal to the former accountant dated as of February 8, 2010.

16.2*	Letter from the former accountant dated as of February 8, 2010.

10.12*
Cooperation Agreement dated as of September 5, 2007 between Fujinon (Shenzhen) Technologies Co., Ltd.and Fusheng Industrial Zone, Qiaotou Village, Fuyong Town, Bao'an District, Shenzhen City, Guangdong Province.

21*	List of Subsidiaries.

31.1+	Section 302 Certification of the Sarbanes-Oxley Act of 2002.

31.2+	Section 302 Certification of the Sarbanes-Oxley Act of 2002.

32.1+	Section 906 Certification of the Sarbanes-Oxley Act of 2002.

32.2+	Section 906 Certification of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Incorporated by reference from our Current Report on Form 8-K filed on February 12, 2010.
**	Incorporated by reference from our Current Report on Form 8-K filed on March 23, 2010.
***	Incorporated by reference from our Current Report on Form 8-K filed on January 20, 2011.
****	Incorporated by reference from our Current Report on Form 8-K filed on July 20, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HQ GLOBAL EDUCATION INC.

Date: December 14, 2011	/s/ Guangwen He
Guangwen He
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guangwen He	President, Chief Executive Officer and Director	December 14, 2011
Name: Guangwen He

/s/ Yunjie Fang	Chief Financial Officer	December 14, 2011
Name: Yunjie Fang

/s/ Yabin Zhong	Director	December 14, 2011
Name: Yabin Zhong

/s/ Junming Peng	Director	December 14, 2011
Name: Junming Peng

/s/ Shaozeng Wang	Director	December 14, 2011
Name: Shaozeng Wang