Form 10-Q
period 2011-11-30
HQ Global Education Inc.
filed 2012-01-17
CIK 1430872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

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
Yes  ☐  No ☒
As of January 13, 2012, 33,000,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

HQ GLOBAL EDUCATION INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. Unaudited Financial Statements

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 30,	August 31,
	2011	2011

ASSETS

CURRENT ASSETS
Cash	$10,522,042	$5,076,025
Accounts receivable, net of allowance of $144,728 and $75,616	12,000,524	10,386,616
Other receivables	242,664	178,443
Inventory	355,298	435,259
Advances to vendors	5,556,766	6,937,221
Total current assets	28,677,294	23,013,564

PROPERTY AND EQUIPMENT, NET	43,898,365	39,136,363

INTANGIBLE ASSETS, NET	7,156,395	7,196,469

TOTAL ASSETS	$79,732,054	$69,346,396

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term loans	$713,498	$713,615
Long-term loans - current portion	-	431,306
Accounts payable	1,573,362	2,388,551
Payroll tax payable	3,445	3,793
Payroll payable	578,766	369,904
Unearned revenues	5,941,205	568,196
Due to stockholder	284,255	127,765
Other payables and accrued liabilities	432,930	515,304
Total current liabilities	9,527,461	5,118,434

Long-term loans, less current portion	682,136	250,941

Due to stockholder, net of current portion	3,136,256	3,136,768

Other long-term payables	96,185	89,681

TOTAL LIABILITIES	13,442,038	8,595,824

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value 100,000,000 shares authorized, 33,000,000 shares issued and outstanding	3,300	3,300
Additional paid-in capital	1,226,674	1,226,674
Accumulated other comprehensive income	5,109,804	5,124,230
Statutory reserve	15,931,987	14,540,400
Retained earnings	44,018,251	39,855,968
Total stockholders' equity	66,290,016	60,750,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,732,054	$69,346,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended
	November 30,
	2011	2010

Revenues
-Fee based	$12,872,213	$12,198,708
-Service based	5,039,651	4,443,050
	17,911,864	16,641,758
Cost of revenue
-Fee based	(6,878,168)	(6,177,728)
-Service based	(4,488,909)	(3,970,014)
	(11,367,077)	(10,147,742)

Gross profit	6,544,787	6,494,016

Selling expenses	(168,620)	(169,225)
General and administrative expenses	(792,940)	(780,402)

Income from operations	5,583,227	5,544,389

Other expenses
Interest expenses, net	509	(30,574)
Other expenses	(29,865)	(29,035)
Total other expenses	(29,356)	(59,609)

Income before income taxes	5,553,871	5,484,780

Provision for income taxes	-	-

Net income	5,553,871	5,484,780

Other comprehensive income (loss)
Foreign currency translation adjustments (loss)	(14,426)	875,223

Comprehensive Income	$5,539,445	$6,360,003

Basic and diluted income per common share	$0.17	$0.17

Basic and diluted weighted average common shares outstanding	33,000,000	33,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HQ GLOBAL EDUCATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	November 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,553,871	$5,484,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	726,579	576,556
Provision for doubtful accounts	69,179	-
Changes in assets and liabilities
(Increase) decrease in -
Accounts receivable	(1,686,059)	(1,306,289)
Other receivables	1,435,454	(1,288,187)
Inventory	79,953	226,707

Increase (decrease) in -
Accounts payable	(815,443)	(268,430)
Payroll Payable	209,087	222,059
Payroll Taxes payable	(348)	10,942
Unearned revenues	5,377,352	4,703,089
Other payables and accrued liabilities	(1,419,264)	(13,302)

Net cash provided by operating activities	9,530,361	8,347,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to vendors for acquisition of intangible assets	(235,405)	-
Advance to vendors for construction projects	(3,677,660)	(1,306,128)
Acquisition of property and equipment	(166,326)	(2,555,154)

Net cash used in investing activities	(4,079,391)	(3,861,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan	431,576	-
Repayments on long-term loan	(431,576)	(74,755)
Due to shareholder	-	46,666

Net cash used in financing activities	-	(28,089)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(4,953)	114,537

NET INCREASE IN CASH	5,446,017	4,573,091

CASH, BEGINNING OF PERIOD	5,076,025	5,228,764

CASH, END OF PERIOD	$10,522,042	$9,801,855

Supplemental disclosures of cash flow information:
Interest paid	$25,921	$30,665

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2011. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

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

Accounts receivable

Accounts receivable consist of balances receivable for the charges of education services provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectable amounts. As of November 30, 2011 and August 31, 2011, total accounts receivable were $12,145,252 and $10,462,232 respectively, of which, $6,543,222 and $7,717,859 were tuition due from governmental organizations and associations under the impoverished student aid programs for the periods ended November 30, 2011 and August 31, 2011.

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become uncollectable. The assets are considered to be doubtful if the collectability of the balances become doubtful, accordingly, management estimates an allowance for anticipated uncollectable receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of November 30, 2011 and August 31, 2011, the allowance for doubtful accounts was $144,728 and $75,616.

Advances to vendors

Advances to vendors consist of balances paid for the construction of buildings and facilities, acquisition of property, equipment and materials. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if facts and circumstances indicate that the collectability of the services and materials become doubtful. The Company has determined that no reserve is necessary as of November 30, 2011 and August 31, 2011.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the property and equipment have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the profit and loss account in the year in which it is incurred.

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

Construction-in-progress

The Company constructs certain properties and equipments to be used in its operations. In addition, in capitalizing costs under the construction contracts, external costs directly related to the construction of such assets, including equipment installation and shipping costs, are also capitalized. Depreciation expense is recorded at the time assets are placed in service.

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

(b)
The Company provides off-campus internship programs for students. The Company has arrangements with certain regional corporations in which these entities are the sponsors for off-campus internship programs (the “Enterprise Sponsors”) which last two to three months. The Company collects a fixed amount of fees from both the internship sponsor and the student after the student is admitted into the programs. Revenue is recognized upon completion of the internship program.

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

The Company's financial instruments include cash, accounts receivable, advances to vendors, other receivables, accounts payable, payroll payable, taxes payable, loans, other payable and accrued liabilities. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to their short-term nature. The Company uses the Level 2 method to measure fair value of its long-term bank loan. The carrying amount of the bank loan approximates the fair value based on the Company's estimate for debt with comparable risk in market.

Earnings per share

Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company does not have any potential common shares outstanding as of November 30, 2011 and August 31 2011.

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

	November 30, 2011	August 31, 2011	November 30, 2010
Period end exchange rate (RMB: US$)	6.3770	6.3760	6.6670
Average exchange rate for the period (RMB: US$)	6.3720	6.5672	6.6885

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Note 3. RELATED PARTY TRANSACTIONS

As of November 30, 2011, the balance of due to stockholder consists of two loans from Mr. Guangwen He: (1) the remaining balance of $284,255 for the $310,000 loan from Mr. Guangwen He, majority shareholder of the Company. The loan is unsecured, bears no interest, with term of two years and is repayable on February 28, 2012; (2) $3,136,256 (RMB 20,000,000) long-term loan with a term of three years is payable on May 25, 2014. The loans were interest free and used solely for the Company’s business expansion.

NOTE 4. ADVANCES TO VENDORS

Advances to vendors consisted of balances paid for the acquisition of land use rights, construction of buildings and facilities, acquisition of property and equipment and materials. As of November 30, 2011 and August 31, 2011, advances to vendors are as follows:

	As of November 30,	As of August 31,
	2011	2011
Advance for land use rights	$3,136,256	$3,136,768
Advance for construction projects	2,144,609	3,630,219
Advance for property&equipment	20,401	12,547
Advance for materials and others	255,500	157,687

Total	$5,556,766	$6,937,221

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of November 30,	As of August 31,
	2011	2011

Teaching and dormitory facilities	$17,758,490	$17,761,386
Educational equipment and library books	5,281,495	5,275,763
Office equipments and other equipments	5,817,050	5,795,934
Automobiles	371,437	370,933
Leasehold improvement	111,964	111,983

	29,340,436	29,315,999
Less: accumulated depreciation	(10,055,544)	(9,368,101)

Add: Construction in progress	24,613,473	19,188,465
	$43,898,365	$39,136,363

Depreciation expense for the three months ended November 30, 2011 and 2010 was $687,648 and $563,937, respectively.

NOTE 6. INTANGIBLE ASSETS, NET

As of November 30, 2011 and August 31, 2011, intangible assets consist of land use rights, which are recorded at cost less accumulated amortization. Amortization is on a straight-line basis over the estimated useful lives, which is generally 50 years and represents the shorter of the estimated usage periods or the terms of the agreements. The details of land use rights are as follows:

	As of Novemer 30,	As of August 31,
	2011	2011

Land use rights	$7,421,633	$7,422,844
Less: accumulated amortization	(265,238)	(226,375)

Land use rights, net	$7,156,395	$7,196,469

Amortization expenses for the land use rights totaled $38,931 and $12,619 for the three months ended November 30, 2011 and 2010, respectively.

Note 7. SHORT-TERM LOANS

As of November 30, 2011, the short-term borrowings consisted of two loans. One loan for $470,438 (RMB 3,000,000) was received from Changsha Foundation for Education. The loan was unsecured and bears interest at 5% per annum, and matures on July 28, 2012. The second loan in the amount of $243,060 (RMB1, 550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. This loan bears interest at 8.96% per annum and was repaid on December 14, 2011.

Note 8. LONG-TERM LOANS

The details of long-term loans outstanding as of November 30, 2011 are as follows:

Lender	Term		Interest rate	Principal
	From	To		RMB	US$
Long-term loan
Ningxiang Rural Credit Cooperative Union	Aug 29, 2011	Aug 28, 2013	10.64%	1,600,000	250,901
Ningxiang Rural Credit Cooperative Union	Nov 16, 2011	Nov 15, 2013	10.64%	2,750,000	431,235
				4,350,000	682,136

The loans borrowed from Ningxiang Rural Credit Cooperative Union were collateralized by buildings with an aggregate cost of $1,143,455 and land use rights with an aggregate cost of $49,924.

For the three months ended November 30, 2011 and 2010, the Company incurred $8,473 and $35,766 interest expense on the above loans respectively.

On December 21, 2011, the Company borrowed a new loan of $313,626 (RMB2,000,000) from Ningxiang Rural Credit Cooperative Union. This loan bears interest at 10.64% per annum until maturity on December 15, 2013. This loan is secured by one of the Company’s buildings with a cost of $360,729.

Note 9.  TAXES

Corporation income tax (“CIT”) and business tax

The Company is governed by the Income Tax Law of the People's Republic of China ("PRC") concerning the private-run enterprises. The PRC government also provides various incentives to companies that engage in the development of vocational education. Such incentives include reduced tax rates, tax exemptions and other measures. Some specific enterprises, organizations and schools could enjoy the same tax incentives as the schools run by the government, and could be exempt from business tax and income tax accordingly. As long as the operation of the Company meets the requirements of these regulations, the Company is exempt from business tax and income tax in the PRC. No income tax and business tax provisions were provided for the reporting period in accordance with the regulations of the relevant taxing authorities.

The Company was incorporated in the United States and, accordingly, is governed by the income tax laws of the United States. The Company incurred a net operating loss for U.S. income tax purposes. This loss carry forward, which may be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. The net operating loss gives rise to a deferred tax asset. However, the management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at the balance sheet dates against its deferred tax asset. The management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance on November 30, 2011 was the same as on August 31, 2011.

Note 10.  STATUTORY RESERVE

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

For the three months ended November 30, 2011 and 2010, the Company has made appropriations in the amount of $1,391,587 and $1,381,176 to this statutory reserve, respectively. As of November 31, 2011 and August 31, 2011, the balances of the statutory reserve were $15,931,987 and $14,540,400, respectively.

Note 11.  SEGMENT INFORMATION

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

For the three months ended November 30, 2011

Expressed in US$	Vocational Education	Order-oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	10,649,964	2,222,249	5,039,651	-	17,911,864
Cost of revenues	6,741,478	136,690	4,488,909	-	11,367,077

Gross profit	3,908,486	2,085,559	550,742	-	6,544,787

Depreciation and amortization	397,147	12	253,625	75,795	726,579
Total capital expenditures	10,892	-	17,665	4,050,834	4,079,391

For the three months ended November 30, 2010

Expressed in US$	Vocational Education	Order-oriented Service	Campus Services	Unallocated Amounts	Consolidated

Net revenues	10,191,687	2,007,021	4,443,050	-	16,641,758
Cost of revenues	6,059,548	118,180	3,970,014	-	10,147,742

Gross profit	4,132,139	1,888,841	473,036	-	6,494,016

Depreciation and amortization	354,133	11	175,131	47,281	576,556
Total capital expenditures	124,633	-	26,585	3,710,064	3,861,282

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate,""estimate," "intend,"  "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report or other reports or documents we file with the Securities and Exchange Commission from time to time. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K filed with Securities and Exchange Commission on December 14, 2011.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

The following table summarizes our unaudited consolidated operating results for the three months ended November 30, 2011 and 2010:

	For the three months ended November 30,		Comparison
	2011	2010	Amount	Percent
	US$	US$	US$	%

Revenue
-Fee based	12,872,213	12,198,708	673,505	5.5
-Service based	5,039,651	4,443,050	596,601	13.4
	17,911,864	16,641,758	1,270,106	7.6

Cost of revenue
-Fee based	(6,878,168)	(6,177,728)	(700,440)	11.3
-Service based	(4,488,909)	(3,970,014)	(518,895)	13.1
	(11,367,077)	(10,147,742)	(1,219,335)	12.0

Gross profit	6,544,787	6,494,016	50,771	0.8

Selling expenses	(168,620)	(169,225)	605	(0.4)
G&A expenses	(792,940)	(780,402)	(12,538)	1.6

Income from operations	5,583,227	5,544,389	38,838	0.7

Other expenses	(29,356)	(59,609)	30,253	(50.8)

Income taxes	-	-	-	-

Net income	5,553,871	5,484,780	69,091	1.3

For the three months ended November 30, 2011, we achieved total revenue of $17,911,864, representing an increase of $1,270,106 or 7.6% as compared to $16,641,758 for the three months ended November 30, 2010. Our net income for the three months ended November 30, 2011 was $5,553,871, representing an increase of $69,091 or 1.3% as compared to $5,484,780 for the three months ended November 30, 2010.

The following table summarizes our unaudited consolidated revenues, cost of revenues and gross profit by segment for the three Months Ended November 30, 2011 and 2010:

	For the three months ended November 30,
	2011	2010	Amount	Percentage
Revenues
Vocational Education - fee based	$10,649,964	$10,191,687	$458,277	4.5%
Order-oriented service - fee based	2,222,249	2,007,021	215,228	10.7%
Campus Services - service based	5,039,651	4,443,050	596,601	13.4%
	17,911,864	16,641,758	1,270,106	7.6%
Cost of Revenues
Vocational Education - fee based	6,741,478	6,059,548	681,930	11.3%
Order-oriented service - fee based	136,690	118,180	18,510	15.7%
Campus Services - service based	4,488,909	3,970,014	518,895	13.1%
	11,367,077	10,147,742	1,219,335	12.0%
Gross Profit
Vocational Education - fee based	3,908,486	4,132,139	(223,653)	-5.4%
Order-oriented service - fee based	2,085,559	1,888,841	196,718	10.4%
Campus Services - service based	550,742	473,036	77,706	16.4%
	$6,544,787	$6,494,016	$50,771	0.8%

(1)
Revenues from vocational education primarily consisted of tuition and fees derived from the programs we offered and collected from students based on the fee standards that are filed and approved by the related local authorities. For the three months ended November 30, 2011, total tuition and miscellaneous fees increased 4.5% as compared to tuition and miscellaneous fees for the three months ended November 30, 2010. The increase was the result of increases in our tuition rates.

Cost of vocational education services mainly includes salary and welfare of teachers, depreciation of teaching facilities and educational equipment, maintenance, and other expenses. For the three months ended November 30, 2011 we incurred total cost of $6,741,478, representing an increase of 11.3% as compared to $6,059,548 for the three months ended November 30, 2010. The increase was mainly attributable to the increase in cost of school-running cooperation. The Company has put more efforts in expanding the scale of continuing education in fiscal year 2012. For the first semester of fiscal 2012 the total number of students enrolled in continuing education program was 5,856, representing an increase of 55.9% when compared with the number of students for the same period of last year. This led to an increase of $651,284 or 76.9% in cost of school-running cooperation as compared with the three months ended November 30, 2010.

(2)
Order-oriented services refer to off-campus internship arrangement and job placement service provided to our students. Revenues generated from order-oriented services for the three months ended November 30, 2011 was $2,222,249, representing an increase of $215,228 or 11.3% when compared to $2,007,021 for the three months ended November 30, 2010. The increase in our order-oriented education revenue is mainly attributable to the increase of fees we charged to our enterprise sponsors. The commission fees we charged to our enterprise sponsors increased approximately 9.7% for the three months ended November 30, 2011 compared with the same period in the prior year.

Cost of Order-oriented services mainly includes salaries of teachers and staff, travel expenses of students from our schools to the corporate recruiters, and management’s travel and meeting expenses incurred with these enterprise clients. Order-oriented service cost for the three months ended November 30, 2011 increased $18,510 or 15.7% when compared to $118,180 for the same period of last year.

(3)
Campus services primarily consist of canteen services and grocery sales. Due to the increase in the price of food, revenues from our campus services increased by $596,601 to $5,039,651, an increase of 13.4%, for the three months ended November 30, 2011 as compared to revenues of $4,443,050 for the three months ended November 30, 2010. Our management believes, although no assurance can be given, that going forward, in addition to the student enrollment factor, revenues from campus services will also increase along with the increase in the service categories we provide to students.

Cost of campus services primarily consist of staff salary, depreciation of property and equipment used in providing campus services, and cost of food. Due to the increase in the price of food and other goods, Campus service cost for the three months ended November 30, 2011 increased $518,895 or 13.1% when compared to $3,970,014 for the same period of last year.

Operating Expenses

We do not allocate selling, general and administrative expenses incurred at corporate level to individual reporting segments as we believe our corporate department provides necessary marketing and administrative supporting function that benefits our entire operations taken as a whole.

Selling Expenses

Our selling expenses primarily consist of expenses relating to advertising, business development, salary and staff welfare, and travel expenses for our marketing personnel. Our selling expenses decreased by $605 from $169,225 for the three months ended November 30, 2010 to $168,620 for the three months ended November 30, 2011.

General and Administrative Expenses

Our general and administrative expenses primarily consist of (i) compensation and benefits of the management team, administrative staff (ii) rental expenses for office space leased for administrative uses, (iii) office administration, human resources management and professional service fees and (iv) depreciation and amortization of property and equipment, including purchased software, used in our general and administrative activities. Our general and administrative expenses increased by $12,538 from $780,402 for the three months ended November 30, 2010 to $792,940 for the three months ended November 30, 2011.

Other expenses

Other expenses for the three months ended November 30, 2011 were $29,356 representing a decrease of $30,253 or 50.8% as compared to $59,609 for the three months ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been generated from our operating activities, short-term financing from banks in China and from our majority stockholder.

Following the start of the first semester in September 2011, we collected an aggregate amount of $5,377,352 advance payment from our students for tuition and service. The Company recognizes these funds as unearned revenue under current liability until the revenue can be recognized, which is no later than January 2012, the end of the first semester.

As of November 30, 2011, short-term borrowings consisted of two loans. One loan of $470,438 (RMB 3,000,000) was borrowed from Changsha Foundation for Education. The loan was unsecured and bears interest at 5% per annum, and matures on July 28, 2012. Another loan in the amount of $243,060 (RMB1, 550,000) was borrowed from Ningxiang Rural Credit Cooperative Union. This loan bears interest at 8.96% per annum until maturity on December 28, 2011. This loan is secured by one of the Company’s buildings with a cost of $360,669.

As of November 30, 2011, our long-term loans consisted of two loans from Ningxiang Rural Credit Cooperative Union with total amount of $682,136. The loans were collateralized by buildings with an aggregate cost of $1,143,455 and land use rights with an aggregate cost of $49,924.

The Company repaid the short-term loan of $243,060 (RMB1, 550,000) borrowed from Ningxiang Rural Credit Cooperative Union on December 14, 2011.

As of November 30, 2011, we have two loans from Mr. Guangwen He, majority stockholder of the Company. One loan in the original amount of $310,000 is unsecured bears no interest, and has been paid down to $284,255, which is payable on February 28, 2012. Another loan in the amount of $3,136,256 (RMB 20,000,000) is unsecured, bears no interest, with a term of three years and is payable on May 25, 2014.

We anticipate, although no assurance can be given, that we will be able to meet both our short-term cash needs, as well as our needs to fund operations and meet our obligations beyond the next twelve months with cash generated by operations, existing cash balances and, if necessary, borrowings under our credit facility.

Operating Activities

For the three months ended November 30, 2011, net cash flows provided by operating activities were $9,530,361, representing an increase of $1,182,436 as compared with the cash flows provided by operating activities of $8,347,925 for the three months ended November 30, 2010. With the increase in student enrollment and business expansion, we benefit from a steady and consistent flow of revenues from different operating divisions, and with effective cost control measures, a steady increase in cash flows provided by operating activities is expected in future.

Investing Activities

For the three months ended November 30, 2011, net cash flows used in investing activities were $4,079,391, representing an increase of $218,110 as compared with the cash flows used in investing activities of $3,861,282 for the three months ended November 30, 2010. The cash used in investing activities is mainly for the advance payment to vendors for the construction of buildings, the acquisition of school facilities for Shaoshan Vocational Secondary School and Tianzhen HQ Vocational School.

Financing Activities

For the three months ended November 30, 2011, net cash flows provided by financing activities were $-0-, We received and repaid $431,576 bank loans during the three months ended November 30, 2011. For the three months ended November 30, 2010 we repaid $74,755 bank loans and received $46,666 from our shareholder.

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

CONTINGENCIES

We are not currently a party to any legal proceedings, investigations or claim which in the opinion of our management is likely to have a material adverse effect on the business financial condition or result of operations. We have not recorded any legal contingencies as of November 30, 2011.

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

The Company's financial instruments include cash, accounts receivable, advances to vendors, other receivables, accounts payable, payroll payable, taxes payable, loans, other payable and accrued liabilities. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to their short-term nature. The Company uses the Level 2 method to measure fair value of its long-term bank loan. The carrying amount of the bank loan approximates the fair value based on the Company's estimate for debt with comparable risk in market.

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

UNEARNED REVENUES

Unearned revenues represent amounts received in advance for tuition and service. The Company recognizes these funds as a current liability until the revenue can be recognized. The balance of unearned revenues is not refundable.

ACCOUNTS RECEIVABLE

Accounts receivable consists of balances receivable for the charges of education services provided and for tuition revenues. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

According to the Company's policy, accounts receivable over 90 days are considered overdue. The Company does periodical reviews as to whether the carrying values of accounts have become uncollectable. The assets are considered to be doubtful if the collectability of the balances become doubtful, accordingly, management estimates an allowance for anticipated uncollectable receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be recorded as a change in allowance for doubtful accounts. As of November 30, 2011 and August 31, 2011, the allowance for doubtful accounts was $144,728 and $75,616.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets as of November 30, 2011 and August 31, 2011.

INTANGIBLE ASSETS

Intangible assets are accounted for in accordance with the provisions of ASC 350, "Goodwill and Other Intangible Assets". Intangible assets with defined useful lives are amortized over their useful lives. Intangible assets consist of land use rights and are amortized over 50 years, which are the term granted by the PRC government.

INCOME TAX

The Company did not generate any taxable income outside of the PRC for the three months ended November 30, 2011 and 2010 and the Company is governed by the Income Tax Law of the PRC. The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  In the event the PRC government determines that the Company is no longer exempt from income taxes, the Company would be subject to a statutory tax rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company was incorporated in the United States and, accordingly, is governed by the income tax laws of the United States. The Company incurred a net operating loss for U.S. income tax purposes. This loss carry forward, which may be available to reduce future periods' taxable income, will expire, if not utilized, in twenty years from the date the loss was incurred. The net operating loss gives rise to a deferred tax asset.  However, the management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at the balance sheet dates against its deferred tax asset. The management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowance on November 30, 2011 was the same as August 31, 2011.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective. Such conclusion was based on the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards.

Changes in Internal Control over Financial Reporting

To address the control deficiencies that were identified in our 2011 Annual Report on Form 10K filed with the Securities and Exchange Commission on December 14, 2011, we have completed a preliminary evaluation of our accounting personnel needs, and are in the process of hiring additional resources to strengthen the financing reporting function and updating our internal control policies and procedures.  Except as described herein, there were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

January 17, 2012	HQ Global Education Inc.

	By:	/s/ Guanwen He
Guanwen He
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yunjie Fang
Yunjie Fang
Chief Financial Officer
(Principal Financial and Accounting Officer)